Form 10-Q
period 1998-09-30
PENDARIES PETROLEUM LTD
filed 1998-11-16
CIK 1058254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                                  ------------

                           Commission File No._______

                                  ------------

                            PENDARIES PETROLEUM LTD.
             (Exact name of registrant as specified in its charter)

                                  ------------

                        PROVINCE OF NEW BRUNSWICK, CANADA
             (Exact Name of Registrant as specified in its charter)

        Internal Revenue Service - Employer Identification No. 52-2051576

                8 Greenway Plaza, Suite 910, Houston, Texas 77046
                                 (713) 355-2900

                                  ------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The total number of shares of the registrant's Common Shares, no par value, outstanding on September 30, 1998, was 6,605,264.

                            PENDARIES PETROLEUM LTD.


PART I - FINANCIAL INFORMATION                                              PAGE


 Consolidated Balance Sheet as of September 30, 1998
 (Unaudited) With Comparative Figures for the Preceding Year...............    3


 Statements  of  Consolidated  Operations  and Retained  Deficit for the
 three and nine months ended September 30, 1998
 (Unaudited) With Comparative Figures for the Preceding Year...............    4


 Consolidated Statement Cash Flows of Changes in Financial Position
 for the nine months ended September 30, 1998 (Unaudited) With
 Comparative Figures for the Preceding Year................................    5


 Notes to Consolidated Financial Statements (Unaudited)....................    6


PART II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................    9















PART II.                     FINANCIAL INFORMATION

                            PENDARIES PETROLEUM LTD.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                   (Prepared from the accounts without audit)
           (All figures are in U.S. dollars, unless otherwise stated)

                                                                                                   September 30,       December 31,

                                                                                                      1998                1997
                                                                                                      ----                ----
                                       ASSETS

CURRENT ASSETS:

   Cash and cash equivalents .......................................................           $  8,691,086            $ 15,133,285
   Accounts receivable .............................................................                144,704                 213,243
   Prepaid expenses and other assets ...............................................                162,443                  18,457
                                                                                                    -------                  ------

                     Total current assets ..........................................              8,998,233              15,364,985
                                                                                                  ---------              ----------


PROPERTY AND EQUIPMENT:

   Oil and gas properties, recorded under the full-cost method-
     Proved ........................................................................              6,682,708               6,556,094
     Unproved ......................................................................             13,975,613               9,729,119
   Furniture, fixtures and other equipment .........................................                211,609                 227,657
   Accumulated depreciation, depletion and amortization ............................               (639,225)               (378,279)
                                                                                                   --------                --------

                     Net property and equipment ....................................             20,230,705              16,134,591
                                                                                                 ----------              ----------

                     Total assets ..................................................           $ 29,228,938            $ 31,499,576
                                                                                               ============            ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ................................................................           $     17,403            $     88,060
   Accrued liabilities .............................................................                 43,376                 187,891
                                                                                                     ------                 -------

                     Total current liabilities .....................................                 60,779                 275,951
                                                                                                     ------                 -------

SHAREHOLDERS' EQUITY:
   Common shares (Note 3)
   Authorized
         Unlimited number of common shares
   Issued
         8,781,970 and 8,726,470 common shares, respectively .......................             32,501,842              32,328,761
   Cumulative translation adjustment ...............................................                   -                      4,180
   Retained deficit ................................................................             (3,333,683)             (1,109,316)
                                                                                                 ----------              ----------

                     Total shareholders' equity ....................................             29,168,159              31,223,625
                                                                                                 ----------              ----------

                     Total liabilities and shareholders' equity ....................           $ 29,228,938            $ 31,499,576
                                                                                               ============            ============


               The accompanying notes are an integral part of this
                           consolidated balance sheet.

                            PENDARIES PETROLEUM LTD.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT


                   (Prepared from the accounts without audit)
           (All figures are in U.S. dollars, unless otherwise stated)


                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                    September 30,

                                                                           1998            1997              1998             1997
                                                                           ----            ----              ----             ----

REVENUE:

   Oil and gas income ..........................................     $   165,014      $   176,418      $   380,732      $   411,070
                                                                     -----------      -----------      -----------      -----------

EXPENSES:
   Oil and gas operating expenses ..............................          33,528           42,859          125,182          104,659
   General and administrative expenses .........................         596,371          492,381        1,799,431        1,406,179
              Depreciation, depletion and amortization .........          86,625           78,409          266,623          247,369
   Exchange loss ...............................................         132,514              685          103,575           34,493
    Write-off of registration costs (Note 2) ...................         299,397             -             299,397             -
   Stock option settlement (Note 3) ............................            -                -             450,000             -

                                                                       1,148,435          614,334        3,044,208        1,792,700
OTHER INCOME:
    Interest Income ............................................         118,290          200,411          439,109          712,184
                                                                         -------          -------          -------          -------

LOSS BEFORE INCOME TAXES .......................................        (865,131)        (237,505)      (2,224,367)        (669,446)

RECOVERY OF INCOME TAXES .......................................            -              83,127            -               234,306
                                                                       ---------        ---------       ----------        ----------



   NET LOSS ....................................................     $  (865,131)     $  (154,378)      (2,224,367)        (435,140)

   RETAINED DEFICIT, beginning of period........................                                        (1,109,316)        (224,975)
                                                                                                        ----------         --------


   RETAINED DEFICIT, end of period .............................                                       $(3,333,683)     $  (660,115)
                                                                                                       ===========      ===========

   NET LOSS PER SHARE:
       Basic ...................................................     $      (.10)     $      (.02)     $      (.25)     $      (.05)
                                                                     ===========      ===========      ===========      ===========
       Fully Diluted ...........................................     $      (.10)     $      (.02)     $      (.25)     $      (.05)
                                                                     ===========      ===========      ===========      ===========





               The accompanying notes are an integral part of this
                             consolidated statement.

                            PENDARIES PETROLEUM LTD.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                   (Prepared from the accounts without audit)
           (All figures are in U.S. dollars, unless otherwise stated)

                                                                                                      For the             For the
                                                                                                     Nine-Month          Nine-Month
                                                                                                    Period Ended        Period Ended
                                                                                                     September           September
                                                                                                        30,                 30,
                                                                                                       1998                1997
                                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss ............................................................................         $ (2,224,367)         $   (435,140)
   Items not affecting cash-
     Depreciation, depletion and amortization ..........................................              266,623               247,369
     Decrease in future income taxes ...................................................                 -                 (234,306)
        Loss on sale of fixed assets ...................................................               34,514                  -
    Change in non-cash working capital items-
        Accounts receivable ............................................................               68,539              (149,309)
        Accounts payable ...............................................................              (70,657)             (201,433)
        Accrued liabilities ............................................................             (144,515)             (166,747)
        Prepaid expenses and other .....................................................             (128,553)                5,915
                                                                                                     --------                 -----

                            Net cash used in operating activities ......................           (2,198,416)             (933,651)
                                                                                                   ----------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to proved oil and gas properties ..........................................                 -               (1,683,085)
   Additions to unproved oil and gas properties ........................................           (4,246,494)           (3,985,429)
   Additions to other property and equipment ...........................................              (41,563)              (42,042)
   Proceeds from disposal of fixed assets ..............................................                6,454                  -
                                                                                                   ----------            ----------

Net cash used in investing activities ..................................................           (4,281,603)           (5,710,556)
                                                                                                   ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common shares .........................................                 -                3,212,900
   Net proceeds from exercise of common stock options ..................................               42,000                  -
   Cumulative translation effects ......................................................               (4,180)                 -
                                                                                                   ----------             ---------

                            Net cash provided by financing activities ..................               37,820             3,212,900
                                                                                                   ----------             ---------

DECREASE  IN CASH AND CASH EQUIVALENTS .................................................           (6,442,199)           (3,431,307)

CASH AND CASH EQUIVALENTS, beginning of period .........................................           15,133,285            17,973,455
                                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, end of period ...............................................         $  8,691,086          $ 14,542,148
                                                                                                 ============          ============


               The accompanying notes are an integral part of this
                             consolidated statement.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                   (Prepared from the accounts without audit)
           (All figures are in U.S. dollars, unless otherwise stated)

1.  NATURE OF OPERATIONS:

Pendaries Petroleum Ltd."Pendaries" or the "Company" is a holding company whose primary assets are interests in exploration, development and production of oil and gas properties in the People's Republic of China.

2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION:

The Company completed an initial public offering and became a public company in Canada on December 12, 1996.

The consolidated interim financial statements included herein have been prepared by Pendaries without audit and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period. These statements are presented on a basis consistent with the annual audited consolidated financial statements. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual financial statements.

The consolidated financial statements include the accounts of Pendaries, Pendaries Productions, Inc., Sino-American Energy Corporation (Sino-American) and Sino-American Overseas Energy Corporation. All significant intercompany transactions and balances have been eliminated.

The Company's registration statement filed on Form 20-F was declared effective by the U.S. Securities and Exchange Commission in June 1998. This permitted the Company to list its common shares for trading on the American Stock Exchange.
In the third quarter of 1998, the Company wrote-off approximately $300,000 in deferred registration costs related to the Company's postponed initial cross-border public offering in the United States.

The consolidated financial statements for the year ended December 31, 1997, were audited by Arthur Andersen & Co., which issued an Auditors' Report without reservation dated January 16, 1998.

3.  COMMON SHARES:

Issuance of Stock Options

In January 1998, certain directors and officers of Pendaries were granted stock options for a total of 79,500 common shares. The exercise price is $10.75 CDN per common share and the options expire on January 8, 2003.

Stock Option Legal Proceeding

In connection with litigation with the former President of Sino-American over the number of stock options to which the former president was entitled, in April 1998, the parties entered into a Settlement Agreement pursuant to which the former President received $450,000 and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, containing terms substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996.

Exercise of  Stock Options

In the first nine months of 1998, 40,500 Sino-American stock options were exercised for net proceeds of $42,000.

4.    MURPHY AGREEMENT:

On April 24, 1998, Sino-American and the Company entered into an agreement with Murphy to purchase its 45% interest in Block 04/36 (the "Murphy Agreement") which was extended to December 21, 1998. Under the pertinent Operating Agreement, Kerr-McGee had a 30-day right of first refusal to purchase a proportionate share of such 45% interest. Kerr-McGee did not exercise its right of first refusal, and its right expired on May 28, 1998. The Murphy Agreement provides that the Company will pay a total of $38 million for Murphy's interest, $35 million of the consideration to be paid in cash and $3 million in common shares. The Company is currently assessing its capital requirements and financing options for this transaction as well as associated future exploration and development costs. As part of the agreement, Pendaries was required to submit a deposit of $1,000,000. Should the transaction not close for any reason, Pendaries' obligations in the transaction are restricted to the loss of the aforementioned deposit.

5.     RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:

These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conform in all material respects with those in the United States ("U.S. GAAP") for the periods presented, except as outlined below.

Oil and Gas Properties

In Canada, if the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of estimated future net revenues on an undiscounted basis from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. Also, the total capitalized costs of all cost centers are subject to a further recoverability test which includes, among other things, provisions for site development and restoration, operating costs, future general, administrative and financial costs. This is not consistent with U.S. GAAP. For U.S. GAAP, Pendaries limits, on a country-by-country basis, the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves, net of related tax effects, discounted at 10 percent. If capitalized costs exceed this limit, the excess is charged to DD&A expense. Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has not indicated an intention to repeal this legislation.

If U.S. GAAP had been applied instead of Canadian GAAP, the Company would have recognized an impairment of its oil and gas properties in Canada in the amount of $510,800 in the second quarter of 1998. This amount is reflected in the following summary as impairment of oil & gas properties.

The following is a summary of the significant adjustments to net loss for each of the three and nine-month periods ended September 30, 1998 and 1997 and to the retained deficit as of September 30, 1998 and 1997, which would be required if U.S. GAAP had been applied instead of Canadian GAAP in the financial statements.


                                                                        Three Months Ended                    Nine Months Ended
                                                                          September 30,                         September 30,

                                                                      1998             1997              1998               1997
                                                                      ----             ----              ----               ----


  Net loss according to the financial
   statements, Canadian GAAP ...........................       $  (865,131)       $  (154,378)       $(2,224,367)       $  (435,140)

   Decrease due to:
         Impairment of oil & gas properties ............             -                   -              (510,800)             -
                                                               -----------        ------------       -----------        -----------

   Approximate net loss in accordance
   with U.S. GAAP ......................................          (865,131)          (154,378)        (2,735,167)          (435,140)

   Add:  Cumulative translation
   adjustment loss .....................................           (21,443)             -                  (4,180)             -
                                                               -----------         -----------       -----------        -----------

   Comprehensive income ................................       $  (886,574)       $  (154,378)        (2,739,347)          (435,140)

   RETAINED DEFICIT, beginning of period ...............                                              (1,109,316)          (224,975)
                                                                                                      ----------           --------

   RETAINED DEFICIT, end of period .....................                                             $(3,844,483)       $  (660,115)
                                                                                                     ===========        ===========

   NET LOSS PER SHARE:
       Basic ...........................................       $      (.10)       $      (.02)       $      (.31)       $      (.05)
                                                               ===========        ===========        ===========        ===========
       Fully Diluted ...................................       $      (.10)       $      (.02)       $      (.31)       $      (.05)
                                                               ===========        ===========        ===========        ===========

Weighted average common shares
    outstanding ........................................         8,781,970          8,316,111          8,779,839          8,282,505

Net loss per share

Basic net loss per share is calculated on the basis of the weighted average common shares outstanding shown on the above table for the three and nine-month periods ended September 30, 1998 and 1997. The Company's stock options and warrants were not included in the computation of fully diluted net loss per share because to do so would have been antidilutive for the periods presented.

PART II.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere and with the Company's Annual Report for the year ended December 31, 1997.

In April 1998, the Company entered into a purchase agreement with a working interest owner in Block 04/36, Murphy Pacific Rim, Ltd. ("Murphy"), to acquire Murphy's 45% interest. The purchase agreement provides that the Company will pay $38 million for Murphy's interest, $35 million in cash and $3 million in common stock of the Company. The Company was required to submit a deposit of $1 million. Should the Company elect not to close the transaction by December 21, 1998 for any reason, the Company's obligations in the transaction are limited to forfeiture of the deposit. The Company is assessing its capital requirements and options to finance the acquisition of Murphy's interest plus future associated costs of exploration and development.


ACCOUNTING POLICIES

The unaudited consolidated financial statements and notes thereto included herein have been prepared in accordance with accounting principles generally accepted in Canada.

As of September 30, 1998, the Company's revenues were derived from interest income and oil and gas production related to its activities in Canada. Accumulated losses are presented on the balance sheet as "Retained Deficit." The unaudited statements of operations presents revenues and expenses for the quarter and year to date in comparison with the same periods for the previous year. The statement of changes in financial position shows the inflows and outflows for the period comparatively with those of the previous year.

The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in connection with the exploration and development of oil and gas reserves are capitalized in separate cost centers on a country-by-country basis. Such capitalized costs include contract and concession acquisition; geological, geophysical and other exploration work; drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs. The Company also capitalizes interest costs related to unevaluated oil and gas properties.

Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties, or until the value of the properties is impaired. Unproved properties are assessed periodically to determine whether any impairment has occurred.

If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum or estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. The total capitalized costs of all cost centers is subject to a further recoverability test which includes, among other things, provisions for site development and restoration, and future general, administrative and financial costs.

Substantially all of the Company's exploration, development and production activities are conducted jointly with others, and accordingly, the Company's financial statements reflect only its proportionate interest in such activities.

The Company owns an interest in producing oil and gas properties in Alberta, Canada. Depletion is provided based on the Company's proportionate interest of production in respect of proved reserves.

The Company currently has no producing oil and gas properties in the People's Republic of China. Therefore, related capitalized costs of oil and gas properties are not currently subject to depletion.


CHINESE TAXES

The Company's future net income, as defined under Chinese law, from Chinese sources, will be subject to Chinese corporate income tax at a rate of 33%. In accordance with the terms of the tax treaty between the U.S. and China, such taxes are creditable to U.S. corporate income taxes.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 and 1997:

The Company incurred a net loss of $865,131 and $154,378 for the quarter ended September 30, 1998 and 1997, respectively, as a result of the following:

Oil and gas income from the Company's properties located in Alberta, Canada decreased from $176,418 in the third quarter ended September 30, 1997 to $165,014 for the same period in 1998. The $11,404 decrease was due to lower oil and natural gas prices.

Interest income decreased by $82,121 from $200,411 in the third quarter of 1997 to $118,290 in the third quarter of 1998. The decrease was due to the reduction of cash available for investment in 1998.

Oil and gas operating expenses and depreciation, depletion and amortization do not differ materially for the third quarter of 1997 and the same period in 1998.

General and administrative expenses increased from $492,381 in the third quarter of 1997 to $596,371 in the third quarter of 1998. The $103,990 increase was due primarily to increased salaries and an increase in staff and costs associated with the Company's registration with the U.S. Securities and Exchange Commission and its listing on the American Stock Exchange.

The Company incurred an exchange loss of $132,514 in the third quarter of 1998 as compared to $685 in the same period in 1997. The losses were recorded in consolidation due to the strength of the U.S. dollar as compared to the Canadian dollar.

In the third quarter of 1998, the Company wrote off costs of $299,397 associated with its registration with the U.S. Securities and Exchange Commission. These costs were incurred primarily in the first and second quarters of 1998 and were deferred on the balance sheet as "Prepaid Expenses and Other Assets" in anticipation of an offering of securities in the U.S. and Canada. The Company has elected to indefinitely postpone the offering and has, therefore, charged these registration costs to expense.

The Company recorded a recovery of income taxes of $83,127 in the third quarter of 1997. The Company follows Accounting Recommendation Section 3465, "Income Taxes" of the Handbook of the Canadian Institute of Chartered Accountants and determined that the loss incurred in the third quarter of 1998 did not meet the criteria promulgated in Section 3465 to record a future income tax asset.


Nine Months Ended September 30, 1998 and 1997:

The Company incurred a net loss of $2,224,367 and $435,140 for the nine months ended September 30, 1998 and 1997, respectively, as a result of the following:

Oil and gas income from the Company's properties located in Alberta, Canada decreased from $411,070 in the nine months ended September 30, 1997 to $380,732 for the same period in 1998. The $30,338 decrease was due to lower oil and natural gas prices.

Interest income decreased by $273,075 from $712,184 in the first nine months of 1997 to $439,109 in the first nine months of 1998. The decrease was due to the reduction of cash available for investment in 1998.

Oil and gas operating expenses and depreciation, depletion and amortization were essentially comparable for the first nine months of 1997 and the same period in 1998.

General and administrative expenses increased from $1,406,179 in the first nine months of 1997 to $1,799,431 in the first nine months of 1998. The $393,252 increase was due primarily to increased salaries and an increase in staff and costs associated with the Company's registration with the U.S. Securities and Exchange Commission and its listing on the American Stock Exchange.

The Company incurred an exchange loss of $103,575 in the first nine months of 1998 as compared to $34,493 in the same period in 1997. The losses occurred were recorded in consolidation due to the strength of the U.S. dollar as compared to the Canadian dollar.

As explained above, the Company wrote off costs of $299,397 associated with its registration with the U.S. Securities and Exchange Commission.

During the nine months ended September 30, 1998, the Company settled litigation with the former President of its wholly owned subsidiary, Sino-American Energy Corporation, over the number of stock options to which the former president was entitled, and in April 1998, the parties entered into a Settlement Agreement pursuant to which the former president received $450,000 and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, containing terms substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996. The $450,000 settlement amount was charged to expense.

The Company recorded a recovery of income taxes of $234,306 in the first nine months of 1997. The Company follows Accounting Recommendation Section 3465,
"Income Taxes" of the Handbook of the Canadian Institute of Chartered Accountants and determined that the loss incurred in the first nine months of 1998 did not meet the criteria promulgated in Section 3465 to record a future income tax asset.


LIQUIDITY AND CAPITAL RESOURCES

The Company incurred capital expenditures of $1,234,169 in 1995, $4,947,941 in 1996 and $7,739,641 in 1997. For the nine-month period ended September 30, 1998, the Company incurred $4,288,057 in capital expenditures, with $559,478 incurred in the period of June 30,1998 through September 30,1998.Except for approximately $1,850,000 which was used in 1996 to purchase the Alberta properties, these funds were used primarily to fund the Company's obligations under the petroleum contracts associated with the Company's interests in China for its share of drilling, geological and geophysical costs in its five concession areas in China and to fund the $1,000,000 deposit for the proposed Murphy interest acquisition and approximately $250,000 in evaluation costs associated with this transaction.

In 1995, the Company raised capital of $1,886,500 through the private offering of stock. In 1996, the Company raised additional capital privately and had net proceeds from its initial public offering on the Toronto Stock Exchange for a total of $22,832,658. The Company closed the overallotment portion of the initial public offering in January 1997 resulting in additional net proceeds of $2,823,247. Also, during 1997, the Company raised $3,385,356 as a result of the exercise of stock options and warrants by the holders thereof. Thus, cumulatively through 1997, the Company raised $30,927,761, and at the beginning of 1998, had cash or cash equivalents of $15,133,285.

In the first three quarters of 1998 the Company raised $42,000 through the exercise of stock options. On September 30, 1998 the Company had cash or cash equivalents of $8,691,086. The Company had total shareholders' equity of approximately $29,000,000 on September 30, 1998 compared with approximately $31,000,000 at December 31, 1997. There is no credit facility with a financial institution or any other outstanding debt.

YEAR 2000 DISCLOSURE

The Year 2000 ("Y2K") issue relates to the possible problems associated with the inability of computer hardware and software to properly recognize the Year 2000. Hardware and software systems which only use a two-digit convention for keeping track of dates would improperly read "00" as representing the Year 1900 instead of the Year 2000. Although the extent of the problem is not yet known, the ramifications of Y2K failures are expected to have a global impact.

The Company has completed its Internal Assessment Phase consisting of a review of internal hardware, internal software and non-technology systems. After reviewing current hardware systems applications and documenting software Y2K compliance, the Company believes its computer systems and non-information systems are Y2K compliant and therefore the Company will not be affected by Y2K problems. Consequently, the Company does not anticipate the need to incur any material remediation costs.


The Company has begun its Third-Party Integration Phase which includes contacting third parties with whom the Company maintains relationships material to the Company, such as banks, suppliers, and working interest owners. A survey will be forwarded to these third parties to determine their status of Y2K compliance. It is expected that the survey results will be compiled by the end of the first quarter of 1999. Upon completing the assessment of third party systems, the Company will develop, if necessary, a plan to respond to such findings to be implemented by July 31, 1999. Such response plan may include modifications of current systems, development of contingency plans or other such necessary actions.

Having completed the internal Assessment Phase and having begun the Third-Party Integration Phase, the Company believes that, at worst, material risks concerning Y2K issues include loss of local or regional electrical power or telecommunications services, delays or cancellations of shipping or transportation, systems errors associated with exploration activities or other aspects of operations, bank errors and computer errors by third parties. There can be no assurance that governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condition and operating results.

Due to the nature of its operations, the Company does not believe any contingency plan dealing with Y2K failures will have to be implemented. The Company does not rely on any vendors or service providers which would pose a significant risk for disruptions of the Company's operations in the event such third parties are adversely affected by Y2K problems. The Company has and will continue to utilize internal and external resources to address the Y2K issue.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q (Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expert," "predict," "anticipate," "projected," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward looking statements made by or behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      PENDARIES PETROLEUM LTD.



Date: November 13, 1998                                By /s/Bobby J.Fogle
                                                         -----------------
                                                            Bobby J. Fogle
                                                       Vice President, Finance