Form 10-K
period 1998-12-31
PENDARIES PETROLEUM LTD
filed 1999-03-30
CIK 1058254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

--------------------------------------------------------------------------------
X
--------------------------------------------------------------------------------
              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                       OR
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

            Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



                  For the transition period from _____ to _____

                         Commission file number: 1-14754
                            PENDARIES PETROLEUM LTD.
             (Exact name of Registrants as specified in its charter)


                Canada                                     52-2051576
      (State of other jurisdiction                      (I.R.S.Employer
      of incorporation or organization)               Identification No.)

         8 Greenway Plaza, Suite 910
                  Houston, TX                                77046
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:      (713) 355-2900

Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Shares (No Par Value)                     American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 15, 1999, the aggregate market value of the registrant's Common Shares held by non-affiliates was approximately $4,124,198.

         The number of shares outstanding of the registrant's Common Shares as of March 15, 1999, was 8,836,970.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                     Incorporated as to
--------                                     ------------------
1.  Notice and Proxy Statement for the       1.  Part III, Items 10, 11, 12, 13
    Annual and Special Meeting of
    Shareholders to be held June 11, 1999

                                TABLE OF CONTENTS

Item 1.  BUSINESS                                                              1

Item 2.  PROPERTIES                                                           14

Item 3.  LEGAL PROCEEDINGS                                                    14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                              14

Item 5.  MARKET FOR THE COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                  15

Item 6.  SELECTED FINANCIAL DATA                                              16

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        16

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                          22

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                  22

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   22

Item 11. EXECUTIVE COMPENSATION                                               22

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                                       22

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       22

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K                                                  27

                                     PART I

Item 1.  Business
-----------------

The Company

         Pendaries Petroleum Ltd. ("Pendaries" or the "Company") is a Canadian corporation continued under the Business Corporations Act (New Brunswick) effective September 9, 1996, and is engaged in the exploration and development of oil and gas properties primarily in the offshore waters of China through its wholly-owned subsidiaries Sino-American Energy Corporation ("Sino-American"), a Texas corporation, and Sino-American Overseas Energy Corporation ("Sino-American Overseas"), a Cayman Island corporation. The Company's corporate headquarters is located at 8 Greenway Plaza, Suite 910, Houston, Texas, 77046. At December 31, 1998, the Company had 8 employees in Houston, Texas, and 1 employee in Beijing, China.

         The Company holds all the issued and outstanding Sino-American Class B Shares. As of December 31, 1998, the Company also held 5,416,463 Sino-American Class A Shares, representing in the aggregate, approximately 89.5% of the issued and outstanding shares of common stock of Sino-American on a fully diluted basis. Eventually, the Company will hold 100% of all Sino-American shares pursuant to an agreement between the Company and Sino-American. Sino-American was incorporated under the Texas Business Corporation Act by articles of incorporation filed August 22, 1996. Prior to September 3, 1996, the business described below was carried on by Setsco Resources, Inc. ("Setsco"), the predecessor corporation to Sino-American. On September 3, 1996, Setsco merged with and into Sino-American under the Texas Business Corporation Act. As a result, Sino-American, the surviving corporation in the merger, became the owner of the working interests in the Bohai Bay Blocks described below. Sino-American's interest in Block 27/11 described below is held through Sino-American Overseas.

History

         Senior management of Sino-American has been engaged in the oil and gas industry in Asia since the late 1970's when Mr. Robert Rigney, the current Chief Executive Officer, began selling oil field equipment to the Chinese government. These activities led to various other oil and gas related ventures throughout the 1970's and 1980's, including consulting work on behalf of the Chinese government and the export of crude oil by Mr. Rigney from China. In the early 1990's, Mr. Rigney acted as agent for the Chinese government to assist it in identifying foreign oil and gas companies possessing appropriate Western technology which could be utilized in China. The objective of the Chinese government was to grant concession rights in oil and gas properties to foreign operators and their partners who could best exploit the available opportunities. Mr. Rigney has also assisted various Chinese oil and gas enterprises in training their employees to use Western oil and gas technology and applications.

         In 1990, a large U.S. refining company sought the assistance of Mr. Rigney to identify investment opportunities for the refining company in China. Mr. Rigney introduced such refining company to Kerr-McGee Corporation ("Kerr-McGee"), which sold the refining company an option to participate in up to 10% of any of Kerr-McGee's Chinese oil and gas investments made during 1994 and 1995. In 1995, Setsco, purchased this participation right. In 1994, 1995, and 1996, Kerr-McGee acquired its interests in the Bohai Bay and Pearl River Mouth blocks, and Setsco exercised its option to participate in each of these blocks.

Overview

         Sino-American and its wholly-owned subsidiary, Sino-American Overseas, hold certain offshore oil and gas exploration interests in the Bohai Bay and the Pearl River Mouth Basin in the People's Republic of China. Sino-American holds working interests in four blocks in the Bohai Bay covering approximately 1,132,958 acres: a 10% interest in the Laopu Block - 78,332 acres; a 10% interest in the Getuo Block - 76,108 acres; a 10% interest in Block 04/36 - 563,400 acres; and a 15% interest in Block 05/36 - 415,128 acres (collectively, the "Bohai Bay Blocks"). Sino-American Overseas holds a 16.67% interest in the Pearl River Block - 753,670 acres located in the Pearl River Mouth Basin of the South China Sea. Sino-American is one of three non-Chinese companies that are parties to the petroleum contracts (i.e., "Foreign Contractor") in each of the Bohai Bay Blocks. In the Pearl River Block, Sino-American and Kerr-McGee participate in the block as Foreign Contractors. The other party to the petroleum contracts is either the Chinese National Offshore Oil Company
("CNOOC") or the China National Petroleum Corporation ("CNPC"). Under the petroleum contracts, the interests of the Foreign Contractors may be reduced proportionately upon the declaration of commerciality as the CNOOC or the CNPC, as applicable, is entitled to acquire a 51% working interest in any commercial development in each of the Bohai Bay Blocks by paying its proportionate share of the development and operating costs thereafter. The four Bohai Bay Blocks and the Pearl River Block are operated by a wholly-owned subsidiary of Kerr-McGee. As of December 31, 1998, three exploratory wells and three confirmation wells had been drilled on prospect area CFD 2-1 pursuant to the operating agreement in Block 04/36. The CFD 2-1 field is estimated to hold an aggregate of 31.7 million barrels of proved undeveloped reserves on an 8/8's basis. Probable reserves have been assigned to the CFD 11-1 prospect area in Block 04/36 due to the results of a well drilled and tested in 1973 by the Chinese. In addition, the Company has seismically identified an additional 17 prospects to which it has assigned potential reserves, exclusive of the Laopu Block. The Company does not report quantities of potential or probable reserves.

     On March 19, 1999 the Company received a recommendation from Kerr- McGee to terminate the petroleum contract on the Laopu Block which covers approximately 78,332 acres. All obligations have been fulfilled on this block and the Company has approved the recommendation.

     On March 4, 1999 Kerr-McGee and CNOOC agreed to extend the petroleum contract on Block 05/36 into its second phase which covers the period from March 31, 1999 to February 28, 2001. Under the terms of the petroleum contract, the Foreign Contractors are required to relinquish 25% of the acreage in the block upon electing to proceed to the second exploration phase. Kerr-McGee is negotiating the acreage to be relinquished with CNOOC at this time. The Company does not believe that the relinquishment will materially affect the future potential of the block. Entry in the second exploration phase carries with it a bonus payment to CNOOC of U.S.$250,000(U.S.$37,500 net to Pendaries) and a one well commitment to be drilled at some time during the second phase period by the Foreign Contractors. Moving into the second phase demonstrates the confidence of the Company in the potential of the block.

     In 1996, the Company purchased an interest in three proved producing oil and gas properties located in Alberta, Canada (the "Alberta Properties") for $1,966,088. The Morinville and Grand Forks Fields are oil-producing properties, while the Wintering Hills Field is exclusively a gas-producing property.

Business Strategy

     The Company has implemented a strategy which has permitted it to identify and participate in the exploration and development of overseas oil and gas properties which, to date, have been limited to China. This strategy includes the following key elements:

  Development of Prospects in China
  ---------------------------------

           The Company believes that potentially significant undeveloped reserves, located in the shallow offshore waters and adjacent to nearby large onshore oil fields, underlie the Bohai Bay Blocks and the Pearl River Block. In management's opinion, this factor, in combination with the proximity to an oil and gas facility infrastructure, increasing market demand in the Pacific region, and a favorable fiscal regime, could result in attractive oil and gas investment opportunities in China. The Company has numerous potential prospects on which to conduct further geologic and geophysical activities in these areas. The Company intends to exploit these properties in the near term.

  Utilization of Strategic Alliances with Chinese and
  ----------------------------------------------------
  Western Oil and Gas Companies
  -----------------------------

           The Company believes that it maintains an excellent relationship with Chinese ministries and will leverage this cooperation to attempt to attract additional strong oil companies seeking to enter or enlarge their exploration activities in China. Company Chairman and CEO, Robert Rigney, has been involved in the Asian and United States ("U.S.") oil and gas industries for more than 20 years. In addition, Urick Ho, a Vice President and Director of the Company and head of its Beijing office, has over 15 years of experience in the oil and gas industry in China. As a result of this experience, the Company has been able to foster alliances between Chinese companies and other larger Western oil and gas companies. The Company expects to continue to enjoy the benefit of this involvement and experience in the future.

  Selective Geographic Diversification
  ------------------------------------

           The Company is investigating oil and gas prospects in those core international areas and in North America where management has experience and expertise. Depending upon its assessment of the potential for such investments, management believes that geologic and geographic diversification would lend added stability to the Company's reserve base and would be beneficial to the shareholders.

Murphy Transaction

     On April 24, 1998, Sino-American and the Company entered into an agreement with Murphy Exploration & Production Company ("Murphy") to purchase its 45% interest in Block 04/36 (the "Murphy Agreement"), which was extended to December 21, 1998 and then to March 22, 1999. The Murphy Agreement provided that the Company would pay a total of $38 million for Murphy's interest, $35 million of the consideration to be paid in cash and $3 million in Common Shares. Due to the adverse change in the condition of the oil and gas industry subsequent to the signing of the Murphy Agreement, the Company elected not to go forward with the agreement subsequent to March 22, 1999. The Company's only obligation in the transaction is restricted to the forfeiture of a non-refundable deposit of $1 million which was made last year, in April 1998, and accounted for at that time.

Oil and Gas Operations

     The following selected information relates to the Company's operating areas in Canada and China. As to the Company's interests in China, the net interests shown below assume that CNOOC or CNPC, as applicable, exercises its right to acquire a 51% working interest after a discovery is declared commercial under the terms of the pertinent petroleum contract. To date there has been no declaration of commerciality in China.

Oil and Gas Acreage

         The following table sets forth the Company's acreage position held at December 31, 1998:


                                    Developed                Undeveloped
                                    ---------                -----------

                                Gross          Net        Gross         Net
                                -----          ---        -----         ---
 CANADA

   Morinville Field               480        91            -            -

   Grand Forks Field               40        20            -            -

   Wintering Hills Field        1,898       813            -            -

 CHINA

   Block 04/36                    -          -          563,400       27,607

   Block 05/36 (1)                -          -          415,128       30,512

   Getuo Block                    -          -           76,108        3,729

   Laopu Block (2)                -          -           78,332        3,838

   Block 27/11                    -          -          753,670       61,562
                              -------      ----       ---------       ------

     TOTAL                      2,418       924       1,886,638       27,248
                               ======      ====       =========       ======

(1) The Foreign Contractors elected to move into phase two of the exploration period and as a result are required to relinquish 25% of the acreage in the block which equates to 103,782 gross acres or 7,628 net acres to the Company's interest. The relinquishment will be effective March 31, 1999. See Item 1. "The Company-Overview".

(2) The Foreign Contractors have elected to relinquish their interests in the Laopu Block. See Item 1. "The Company-Overview".

Productive Wells

         The following table sets forth both the gross and net productive wells of the Company at December 31, 1998:


                                  Developed               Undeveloped
                                  ---------               -----------

                             Gross          Net        Gross         Net
                             -----          ---        -----         ---

CANADA

  Morinville Field            4             .8            -           -

  Grand Forks Field           1             .5            -           -

  Wintering Hills Field       3            1.2            -           -

CHINA

  Block 04/36                 -              -            -           -

  Block 05/36                 -              -            -           -

  Getuo Block                 -              -            -           -

  Laopu Block                 -              -            -           -

  Block 27/11                 -              -            -           -
                           ----           ----         ----        ----
    TOTAL                     8            2.5            -           -
                           ====           ====         ====        ====


Drilling Activity

         The following table sets forth the results of drilling activities in China during each of the three fiscal years for the period ended December 31, 1998:


                                         1998                   1997                     1996
                                         ----                   ----                     ----

                                   Gross        Net       Gross        Net        Gross         Net
                                   -----        ---       -----        ---        -----         ---

 Exploratory Wells: (1)

     Productive (2)                  -           -          -            -          4            .2

     Nonproductive (3)               2          .1          2           .1          -             -


Development Wells: (1)

     Productive (2)                  -           -          -            -          -             -

     Nonproductive (3)               -           -          -            -          -             -
                                  ----        ----       ----        -----       ----          ----

     TOTAL                           2          .1          2           .1          4            .2
                                   ===         ===        ===          ===        ===           ===

(1) An exploratory well is a well drilled either in search of a new, as-yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A developmental well is a well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.
(2) A productive well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
(3) A nonproductive well is an exploratory or development well that is not a producing well.

         There were no wells being drilled in China at December 31, 1998 and no wells have been drilled in Canada since the Company acquired its interest in November 1996.

Employees

         See Item 1. "The Company" of this Form 10-K ("Form 10-K")

Regulatory Matters

Environmental

         The Company's operations are subject to various laws and regulations relating to the protection of the environment, which have become increasingly stringent. Management believes the Company's current operations are in compliance with current environmental laws and regulations. There are no environmental claims pending or, to management's knowledge, threatened against the Company. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or past non-compliance with environmental laws will be discovered with respect to the Company's properties.

Additional Factors Affecting Business

No China Proved Producing Reserves and Need for Additional Capital

         The Company has proved undeveloped reserves and no proved producing reserves in China. Its revenues are limited to interest income earned on cash reserves (approximately $540,200 in 1998) and oil and gas income (approximately $464,800 in 1998) from oil and gas production located in Alberta, Canada. To date, the Company has relied primarily on equity financing to fund its ongoing operations in China. Over the next three years, if full exploration and development of the Company's properties were to take place, management currently projects that through 2001 it will need additional capital of at least $12,500,000 for such activities based upon its now current working interest in China properties. However, this estimate is based on a number of assumptions, the accuracy or likelihood of occurrence of which cannot be assured, including, for example, the level of success in and timing of discoveries, the timing of the development plan for various fields, and cost and reserve projections of the operator, Kerr-McGee, and the willingness of the other joint concession owners to proceed with these exploration and development plans. As a result, the Company does not expect to have positive cash flow until 2002. There can be no assurance that sufficient reserves will be found or sold at prices which will achieve positive cash flow. Moreover, there is no assurance that sufficient additional financing will be available on terms acceptable to the Company to enable it to proceed to production or meet its capital obligations as they become due. Failure to meet capital commitments under the operating agreements could be a default which would have severe financial penalties with the ultimate effect, after notice and a cure period, of causing the Company to lose all of its rights under the operating agreement under which a default occurred.

         There is no assurance that oil, in sufficient quantities to make existing discovery commercially viable, will be produced by the Company. The Company is not presently deriving any revenue from China operations and has no positive cash flow. Ryder Scott Company ("Ryder Scott"), in its report, based its analysis on depletion of economically recoverable reserves in 11 years after the start of production. The long-term viability of the Company depends on its ability to find or acquire, develop and produce additional reserves.

Uncertainty of Reserve Estimates and Future Net Revenues

         Estimates of the Company's oil and gas reserves and future net revenues therefrom, appearing elsewhere herein, are based on reserve reports prepared by Ryder Scott, independent petroleum engineers as of January 1, 1999. The estimation of reserves requires substantial judgment on behalf of the Company and the independent petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, geologic success, and quantities of recoverable oil and gas resources may vary substantially from those assumed in these estimates, may result in revisions to such estimates and could materially affect the estimated quantities and related future revenues of reserves set forth herein. The estimates of future net revenues reflect oil and gas price estimates for the general geographical area as of the date of estimation, without escalation. There can be no assurance, however, that such prices will be realized or that the estimated production volumes will be produced during the periods indicated. Future performance that deviates significantly from the reserve reports could have a material adverse effect on the Company.

Relinquishment Under the Petroleum Contracts

         At the end of the first phase of the exploration period, the Foreign Contractors must relinquish 25 percent of the contract area excluding development or production areas. At the end of the second phase of the exploration period, the Foreign Contractors are obligated to relinquish 25 percent of the remaining contract area after subtracting each development area and/or production area therefrom. At the end of the last phase of the exploration period, the Foreign Contractors must relinquish all contract areas not under development or production. Upon completion of all work and financial obligations, the Foreign Contractors may relinquish their entire interest in any block at the end of each exploration period. Due to the extensive exploration efforts expended on Block 04/36, CNOOC granted permission for entry into the second phase with no relinquishment, with the second phase extending to August 1999. The Company and the other Foreign Contractors will be evaluating the acreage to relinquish and may request another extension into the third phase. There is no assurance that such additional extension will be granted.

     The Foreign Contractors are in discussion with CNPC and CNOOC, as applicable, regarding the first phase relinquishment in Getuo Block and 05/36 Block. The Foreign Contractors are required to relinquish 25 percent of the contract area in Block 05/36. Discussions with CNPC with regard to relinquishment on the Getuo Block are still underway. The Foreign Contractors have identified relinquishment acreage which the Company believes will not affect the future potential of these blocks.


China's Legal System

     Since 1979, many laws and regulations dealing with economic matters, in general, and foreign investment, in particular, have been promulgated in China. In December 1982, the National People's Congress of China amended the
Constitution of China to authorize foreign investment and to guarantee "the lawful rights and interests" of foreign investors in China. As China's legal system develops, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. The trend of legislation over the past 19 years has, however, significantly enhanced the protection of foreign investment and allowed for more active control by foreign parties of foreign invested enterprises in China. There can be no assurance, however, that the current trend in economic legislation towards promoting market reforms will not be slowed, curtailed or reversed, especially in the event of a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life. Such a shift could have a material adverse effect upon the business and prospects of the Company.

Oil and Gas Exploration, Development and Production

     Oil and gas exploration involves a high degree of risk and there is no assurance that expenditures to be made on future exploration by the Company will result in any new discoveries of oil, condensate or gas in commercial quantities. It is very difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations; the costs associated with encountering various drilling conditions, such as overpressured zones and tools lost in the hole; and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Production and development of offshore oil, gas and condensate properties also involve a high degree of risk. The value of the Company will be dependent upon the results of the drilling of offshore, high-risk wells in largely undeveloped areas.

Dependence on Kerr-McGee and Management

     Kerr-McGee operates each of the Bohai Bay Blocks and the Pearl River Block. A change in the relationship between the Company and Kerr-McGee could materially and adversely affect the operations of the Company and the scheduled date or amount of hydrocarbon production. Moreover, a change in Kerr-McGee's focus or willingness to devote resources to its China operations could adversely impact the Company. The Company's vote under the operating agreements is equal to its participation interest, which ranges from 10 to 16.67 percent in the various blocks. The Company has assembled a consulting team consisting of geologists, geophysicists and petroleum engineers who have considerable foreign and China-specific oil and gas experience in order to minimize the risks associated with oil and gas exploration, development and production. The loss of one or more of the members of the Company's management team could also materially adversely affect the operations of the Company and the scheduled date or amount of hydrocarbon production.

Operating Hazards and Uninsured Risks

         In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flow of oil, gas or well fluids, pollution and other environmental risks are inherent in oil and gas exploration and production. These hazards could result in substantial losses to the Company due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. The Company carries insurance which it believes is in accordance with customary industry practices. Pursuant to the provisions of each of the operating agreements, the Company is named as an additional insured on the operator's policies of insurance which address liabilities associated with drilling and completion activities. As is common in the oil and gas industry, the Company does not fully insure against all risks associated with its business either because such insurance is not available or because the cost thereof is considered prohibitive. The payment of such liabilities would reduce the funds available to the Company or could result in the total loss of the Company's property.

Markets and Fluctuation in Energy Prices

         The Company's future profitability is substantially dependent on prevailing prices for natural gas and oil. The amounts of and price obtainable for the Company's oil and gas production will be affected by market factors beyond the Company's control. Such factors include the extent of production, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in China and other foreign oil-producing regions, and variations in governmental regulations and tax laws or the imposition of new governmental requirements upon the oil and gas industry. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in supply and demand, market uncertainty and a variety of additional factors that are beyond the control of the Company. Affecting these factors negatively, for example, are the upheaval in the Asian financial markets and the current trend towards lower commodity prices generally. The marketability of the Company's production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. A substantial and prolonged decline in oil and gas prices could have a material adverse effect upon the Company.

Title to Properties

         Title to the China properties remains with either CNOOC or CNPC, as applicable. However, the Company believes it and Kerr-McGee, the operator of the Bohai Bay Blocks and the Pearl River Block, have the various central, provincial or local approvals necessary to conduct their business in China. Neither the Company nor, to the Company's knowledge, Kerr-McGee is aware of any further approvals which could impact adversely the ability of the Company to carry on its business or cause it to lose its rights under the petroleum contracts.

Production

         The following tables summarize sales volumes, sales price and production cost information for the Company's net oil and gas production in Alberta, Canada for each year of the three-year period ended December 31, 1998. "Net" production is production that is owned by the Company and produced for its interest after deducting royalties and other similar interests.

                                            Year Ended December 31,

                                            -----------------------
                                    1998            1997           1996
                                    ----            ----           ----
  Net production volume
    Crude oil - (Bbls)             14,000          12,000          3,000
    Natural gas - (Mcf)           132,000         145,000         28,000
    Equivalent - BOE(1)            36,000          36,167          7,667

  Average sales price
    Per equivalent BOE(1)        $  12.91         $ 16.78         $ 9.99

  Average production cost
    Per equivalent BOE(1)        $   4.89         $  6.66         $ 1.45

(1)      Based on a 6 Mcf gas to 1 Bbl oil conversion ratio.

Geographic Segments

         The Company's principal exploration and development activities are now focused in the Bohai Bay and Pearl River Mouth Basin, China. Current production is in Alberta, Canada.

Competition

         The oil and gas industry is highly  competitive in all its phases.  The
Company   encounters  strong  competition  from  many  other  energy  companies, including many that possess greater resources than the Company.

Price Volatility

         As the Company's properties in China are not yet producing, the Company's only production is in Canada. The revenues generated by the Company's Canadian properties are highly dependent on prevailing prices for oil and natural gas. The price obtainable for the Company's oil and natural gas production is affected by market factors beyond the control of the Company. These factors include market demand on a regional and national basis, domestic and foreign economic conditions that determine levels of industrial production, variations in governmental regulations and tax laws, the marketing of alternate fuels, and other factors such as fluctuating supply and demand.


Product Marketing

         Pendaries' Canadian production is from established fields in close proximity to pipelines and an established transportation infrastructure. As a result, Pendaries has not experienced any difficulty in finding a market for all of its production as it becomes available or in transporting its product to these markets. In anticipation of establishing production in China, the Company does not foresee any difficulty in marketing its production as it becomes available. Due to significant oil and gas development underway in the Bohai Basin, storage, terminal, and transportation facilities are under construction or completed. These infrastructure developments and the fact that the Company may sell its production on the world market lead the Company to believe it will be able to economically market and transport its China production.

Oil Marketing

         Pendaries markets its Alberta production to a variety of purchasers, most of which are large, established companies. The oil is generally sold under a short-term contract with the sales price based on an applicable posted price, plus a negotiated premium. This price is determined on a well-by-well basis and the purchaser generally takes delivery at the wellhead.

Natural Gas Marketing

         All of Pendaries' natural gas production is close to existing pipelines and, consequently, the Company generally has a variety of options to market its natural gas. The Company sells the majority of its natural gas on one year contracts with prices fluctuating month-to-month based on published pipeline indices with slight premiums or discounts to the index.

Regulations

         The Company believes it and Kerr-McGee, the operator of the Bohai Bay Blocks and the Pearl River Block, have the various central, provincial or local approvals necessary to conduct their business in China. There can be no assurance that further unanticipated regulations will not be required which could impact adversely on the ability of the Company to carry on its business or cause it to lose its rights under the petroleum contracts.

         Currently, the legal requirements and/or the enforcement of existing Chinese legal requirements applicable to the Company's operation relating to occupational health and safety and environmental protection do not appear to be as rigorous as in North America. Should this situation change, the Company could, in the future, be required to take additional steps to comply with such laws, including making capital expenditures, which expenditures could be material.

Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Reserves

         Ryder Scott, independent petroleum engineers located in Houston, Texas, has conducted an independent evaluation of the Company's oil and gas reserves and the present value of future cash flows associated with such reserves based on constant price assumptions. This evaluation was effective as of January 1, 1999. Information from the Ryder Scott Report is summarized in the January 1, 1999 table below.

         All of the Company's proved reserves are located in Block 04/36 and in Canada. The Company presently has no proved developed reserves in China; however, as noted above, it has commenced delineation drilling to appraise the CFD 2-1 prospect area and plans to continue such evaluation in 1999.

         The present worth of estimated future cash flows contained in the following tables may not be representative of the fair market value of the reserves. Assumptions relating to costs, prices for future production and other matters are summarized in the notes following the tables. There is no assurance that such price and cost assumptions will be attained and variances could be material. All estimated future cash flows, as set forth in the following tables, are stated after deduction of royalties, Alberta Royalty Tax Credit and estimated future capital expenditures. The Ryder Scott report is based on certain factual data supplied by the Company, Kerr-McGee, published industry information sources and the non-confidential files of Ryder Scott.

                                                    Reserves and Economics
                                             Based on Constant Price Assumptions
                                                     Before Income Taxes
                                                    as of January 1, 1999



                                        Reserves
                                        --------


                                    Net          Net                     Present Worth (Net)(US$000's)(1)(2)
                                    Oil          Gas                             Discounted at

                                   (MBO)        (MMCF)      Undiscounted      10%         15%         20%
                                   -----        ------      ------------      ---         ---         ---
Proved Developed Reserves...        106         1,059         $ 1,359      $  818      $  676      $  575

Proved Undeveloped Reserves.      1,852             -           8,825       3,729       2,311       1,312
                                  -----         -----           -----       -----       -----       -----
Total Proved Reserves.......      1,958         1,059         $10,184      $4,547      $2,987      $1,887
                                  =====         =====         =======      ======      ======      ======

(1) The present value of estimated future net revenues attributable to the Company's reserves was prepared using constant prices as of the calculation date.
(2) Calculated using an average oil price of $11.33 per barrel for the proved undeveloped reserves in China and an average oil price of $8.59 per barrel and $1.38 per Mcf of natural gas for its proved developed reserves in Canada.

         The Company's proved developed and proved undeveloped reserves at January 1, 1998 and January 1, 1997 were prepared by EBS and Associates, Inc. ("EBS"), independent petroleum engineers, and are summarized as follows:




                                                  Reserves and Economics
                                             Based on Constant Price Assumptions
                                                    Before Income Taxes
                                                   as of January 1, 1998


                                        Reserves
                                        --------


                                    Net           Net                       Present Worth (Net)(US$000's)(1)(2)
                                    Oil           Gas                                  Discounted at

                                   (MBO)        (MMCF)      Undiscounted        10%         15%          20%
                                   -----        ------      ------------        ---         ---          ---
Proved Developed Reserves...         111           850         $ 2,011      $ 1,350      $ 1,158      $ 1,015

Proved Undeveloped Reserves.       4,397             -          50,576       25,684       18,701       13,735
                                   -----            --          ------        -----      -------       ------
Total Proved Reserves.......       4,508           850         $52,587      $27,034      $19,859      $14,750
                                   =====           ===        ========      =======      =======      =======

(1) The present value of estimated future net revenues attributable to the Company's reserves was prepared using constant prices as of the calculation date.
(2) Calculated using an average oil price of $18.50 per barrel for the proved undeveloped reserves in China and an average oil price of $16.67 per barrel and $1.28 per Mcf of natural gas for its proved developed reserves in Canada.


                                                   Reserves and Economics
                                             Based on Constant Price Assumptions
                                                     Before Income Taxes
                                                    as of January 1, 1997


                                          Reserves
                                          --------


                                    Net           Net                      Present Worth (Net)(US$000's)(1)(2)
                                    Oil           Gas                                   Discounted at

                                   (MBO)        (MMCF)      Undiscounted       10%          15%           20%
                                   -----        ------      ------------       ---          ---           ---
Proved Developed Reserves...         116           968       $  2,941      $  1,952     $  1,670      $  1,462

Proved Undeveloped Reserves.       1,858             -         22,699        12,406        9,244         6,873
                                   -----          ----         ------        ------        -----         -----
Total Proved Reserves.......       1,974           968       $ 25,640      $ 14,358     $ 10,914      $  8,335
                                   =====          ====       ========      ========      =======      ========

(1) The present value of estimated future net revenues attributable to the Company's reserves was prepared using constant prices as of the calculation date.
(2) Calculated using an average oil price of $21.00 per barrel for the proved undeveloped reserves in China and an average oil price of $21.78 per barrel and $1.36 per Mcf of natural gas for its proved developed reserves in Canada.

         There are numerous uncertainties inherent in estimating quantities of proved reserves, future rates of production and the timing of development expenditures, including many factors beyond the control of the Company. The reserve data set forth herein represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of reserves made by different engineers for the same property will often vary. Results of drilling, testing and production subsequent to the date of an estimate may justify a revision of such estimates. Accordingly, reserve estimates generally differ from the quantities of oil and gas ultimately produced. Further, the estimated future net revenues from proved reserves and the present value thereof are based upon certain assumptions, including geological success, prices, future production levels and costs that may not prove to be correct. Predictions about prices and future production levels are subject to great uncertainty, and the meaningfulness of such estimates depends on the accuracy of the assumptions upon which they are based.

         The Company's proved developed oil reserves in Canada decreased from 111 MBO at January 1, 1998 to 106 MBO at January 1, 1999 due to production of 14 MBO which was partially offset by an upward revision of 9 MBO. Proved developed natural gas reserves increased from 850 MMcf at the beginning of the year to 1,059 MMcf at the end of the year due to production of 132 MMcf being less than an upward revision in reserves of 341 MMcf.

         Proved undeveloped oil reserves in China decreased from 4,397 MBO at January 1, 1998 to 1,852 MBO at January 1, 1999. The decrease was due to a 2,545 MBO downward revision in reserves. This downward revision occurred due to revised structural interpretation of the deep, buried-hill reservoir utilizing 3-D seismic data obtained in 1998. This 3-D seismic data, according to Ryder Scott's interpretation, showed a more compact structure and complex pattern of faulting separating the exploration and delineation wells. Additional drilling will be necessary to define more accurately the true reserves. A development plan to accomplish this is currently being formulated.

         The Company has identified numerous potential prospects on its Bohai Bay and Pearl River Mouth concessions and has prepared reserve estimates on 17 of these prospects, exclusive of the Laopu Block. While substantial potential and probable reserves have been assigned to these prospects, no potential or probable reserves have been included in the above referenced tables.

         The Ryder Scott reports, pertaining to proved and probable reserves as of January 1, 1999, and the EBS reports pertaining to proved, probable and potential reserves as of January 1, 1998 and January 1, 1997, are available for review at the Company's offices in Houston, Texas, during normal business hours.

Forward-Looking Statements

         The statements contained in this Form 10-K that are historical facts, including, but not limited to, statements found in this Item 1. "Business" and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "Forward-Looking Statements," as that term is defined in
Section 21E of the Exchange Act, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals, dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect," "predict," "anticipate," "projected," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking statements are based upon management's current plans, expectations, estimates and assumptions and are subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

         In assessing Year 2000 issues the Company has relied on certain representations of third parties and has attempted to predict and address all possible scenarios which could arise. However, uncertainties exist which could cause the Year 2000 effects to be more significant than the Company anticipates. Such uncertainties include the success of the Company in identifying systems and programs that are not Year 2000 compliant, the nature and amount of programming required to up-grade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's vendors and others in addressing the Year 2000 issue.

Recent Developments-Reduction in Size of the Board of Directors

     Consistent with management's goal of reducing general and administrative expenses, the Board believes it to be in the best interest of the Company to reduce the size of the Board. To accomplish this, three directors, Messrs. John Evans, Robert Martin, and Marvin Yontef have elected to retire from the Board effective March 29, 1999. The retiring directors have no disagreements with the Company on any matter relating to the Company's operations, policies or practices.

Item 2.  Properties

     See Item 1. "The Company, Overview" of this Form 10-K. The Company also has various operating leases for rental of office space, office equipment, and vehicles. The Company maintains an office at 8 Greenway Plaza, Suite 910, Houston, Texas, 77046 which comprises 4,678 square feet of lease space. Lease payments are currently $72,485 per annum. The lease expires on November 1, 2002.

Item 3.  Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. However, due to the nature of its business, certain legal or administrative proceedings arise from time to time in the ordinary course of its business.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

         The Company was listed on the American Stock Exchange on June 24, 1998 and The Toronto Stock Exchange on December 12, 1996. The closing price range and trading volume of the common shares of the Company ("Common Shares") on the American Stock Exchange and The Toronto Stock Exchange during the periods indicated are as follows:


                              CLOSING PRICE(1)
                              ----------------

PERIOD                   HIGH                      LOW                 VOLUME(2)
------                   ----                      ---                 ---------
(CALENDAR YEAR)     TSE         Amex         TSE        Amex
---------------     ---         ----         ---        ----
       1998
 1st Quarter     Cdn $12.50       -      Cdn $ 7.50        -             143,572
 2nd Quarter     Cdn $ 8.50   $ 3.88     Cdn $ 5.50    $ 3.50          1,381,258
 3rd Quarter     Cdn $ 5.20   $ 3.63     Cdn $ 1.51    $ 1.13            649,820
 4th Quarter     Cdn $ 1.50   $ 1.06     Cdn $  .57    $  .31          3,345,650

 1997
 1st Quarter     Cdn $24.00       -      Cdn $11.80        -           1,146,819
 2nd Quarter     Cdn $20.95       -      Cdn $13.75        -             743,875
 3rd Quarter     Cdn $19.75       -      Cdn $14.00        -             762,535
 4th Quarter     Cdn $19.65       -      Cdn $ 9.60        -           1,500,503

       1996
December 12 to
December 31      Cdn $13.25       -      Cdn $11.75        -             598,110

(1) Closing prices after June 1998 are reflected for the American Exchange in U.S. dollars and The Toronto Stock Exchange in Canadian dollars.
(2) Volumes after June 1998 are consolidated market volumes.

Dividends

       The Company has no stated dividend policy nor is there any restriction on the payment of dividends other than those imposed by corporate law and regulation. Neither the Company nor Sino-American has paid any dividends to date. The Company's current intention is to reinvest its earnings to finance the growth of its business. The payment of dividends on the Common Shares in the future will depend on the needs of the Company to finance growth, its financial condition and other factors which the board of directors may consider appropriate in the circumstances.

Item 6.  Selected Financial Data

         The following table sets forth selected historical information concerning the Company presented in accordance with Canadian GAAP, using U.S. dollars, and is qualified by reference to the consolidated financial statements and notes thereto, including Note 11. See the Consolidated Financial Statements attached hereto.

                                                                     Year Ended December 31,
                                                                     -----------------------
                                               1998           1997             1996          1995            1994
                                           ------------   ------------    ------------   ------------      --------
Revenues:
  Oil and gas income                      $    464,833   $    606,922    $     76,622   $         -      $       -
  Consulting fees                                   -              -          220,000        558,058          62,000
                                           ------------   ------------    -----------    -----------     -----------
                                               464,833        606,922         296,622        558,058          62,000
                                           -----------    -----------     -----------    -----------     -----------
Expenses:
  Oil and gas operating                        176,179        240,807          11,100             -               -
  General and administrative                 2,407,639      2,174,867       1,048,800        315,479          40,837
  Depreciation, depletion and
       amortization                            291,334        321,304          53,971          3,004              -
  Write-off of registration costs              299,397             -               -              -               -
  Stock option settlement                      450,000             -               -              -               -
  Exchange loss                                 90,873         47,868          70,702             -               -
                                           -----------    -----------     -----------    -----------     -----------
                                             3,715,422      2,784,846       1,184,573        318,483          40,837
                                           -----------    -----------     -----------    -----------     -----------
Other Income:
  Interest income                              540,211        911,942          64,724          9,000              -
                                           -----------    -----------     -----------    -----------     -----------
  Income (loss) before income taxes         (2,710,378)    (1,265,982)       (823,227)       248,575          21,163
  Income tax (expense) recovery                     -         381,641         418,821        (87,000)         (3,307)
                                           -------------  -----------     -----------    ------------    -----------
  Net earnings (loss)                     $ (2,710,378)  $   (884,341)   $   (404,406)  $    161,575     $    17,856
                                           ============   ============    ============   ===========     ===========
Earnings (Loss) Per Share:
  Basic                                   $       (.31)  $       (.10)   $       (.08)  $        .08     $     17.86
  Fully diluted                           $       (.31)  $       (.10)   $       (.08)  $        .05     $     17.86
Balance Sheet Data (at end of period):
  Cash and cash equivalents               $  7,873,280   $ 15,133,285    $ 17,973,455   $    784,916     $    19,640
  Property and equipment                  $ 20,654,529   $ 16,134,591    $  8,610,968   $  3,654,385     $        -
  Total assets                            $ 28,842,010   $ 31,499,576    $ 26,684,138   $  4,454,078     $    22,163
  Shareholders' equity                    $ 28,682,148   $ 31,223,625    $ 25,895,183   $  3,466,931     $    18,856



Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto. Due to the fact that the majority of the Company's business activity is conducted in U.S. dollars, the reporting currency is the U.S. dollar unless otherwise noted. The Consolidated Financial Statements are prepared in accordance with Canadian Generally Accepted Accounting Principles for the years ended December 31, 1996, 1997 and 1998. See Note 11 to the annual audited Consolidated Financial Statements regarding reconciliation to U.S. Generally Accepted Accounting Principles.

         The Company, through its operating affiliates, Sino-American and Sino-American Overseas, has focused its initial exploration and development activities in two areas in the People's Republic of China: primarily in four blocks in the Bohai Bay, and additionally in one block in the Pearl River Mouth Basin. In 1996 an initial well was drilled in the shallow territorial waters of the Bohai Bay located in northeast China. Following in 1997, five exploration wells were drilled. Through December 31, 1998, a sixth exploration well was drilled in the Bohai Bay and one exploration well was drilled in the Pearl River Block.

         In the following discussion, references to the "Company" refer to Pendaries Petroleum Ltd. for periods from and after December 12, 1996 and Sino-American for periods prior to such date. Sino-American, together with its wholly-owned subsidiary, Sino-American Overseas, holds 100% of the Company's interests in Bohai Bay and the Pearl River Mouth Basin and the Company holds approximately 89.5% of Sino-American's outstanding common stock and options exchangeable into Sino-American Class A Shares, although eventually that percentage will increase to 100%. The Company holds its interests in the Alberta Properties directly and therefore Sino-American has no interests in such properties.

Liquidity and Capital Resources

         The Company incurred capital expenditures of $4,868,554 in 1998, $7,844,927 in 1997 and $5,010,554 in 1996. Except for $1,966,088 which was used in 1996 to purchase the Alberta Properties, these funds were used primarily to fund Sino-American's obligations under the operating agreements for its share of drilling, geological and geophysical costs in its five concession areas in China. See Item 1. "The Company - Overview."

                              Capital Expenditures
                              --------------------


                                                     As of December 31,

                                                     ------------------

                                            1998           1997           1996
                                            ----           ----           ----

 Capital costs -- Bohai Bay             $4,093,827     $7,369,097     $2,833,055
 Capital costs -- Pearl River              750,000        370,544         23,255
 Capital costs -- Alberta Properties            -              -       1,966,088
 Capital costs -- Other                     24,727        105,286        188,186
                                        ----------     ----------     ----------

                                        $4,868,554     $7,844,927     $5,010,584
                                        ==========     ==========     ==========

         Prior to going public in 1996 the Company had raised $1,886,500 capital privately. At the end of 1996 and in early 1997, the Company netted proceeds from its initial public offering of $25,655,905. In addition, the Company raised $3,385,356 in 1997 and $42,000 in 1998 through the exercise by Sino-American shareholders of stock options and warrants to purchase shares of Sino-American common stock which were exchanged for the Company's Common Shares. Thus, cumulatively through 1998, the Company has raised $30,969,761.

         At December 31, 1998 the Company had available cash of $7,873,280 and total liabilities of $159,862, as compared to $15,133,285 and $275,951, respectively, at December 31, 1997.

         The Company has recommended the following drilling and seismic program to the operator for 1999. The costs shown in this section are based upon the Company's recommendations and are net to the Company's now existing interest.


                                    US $000's
                                    ---------



                                              Geological      Overall
                                       Well       and       Development

Well          Type           Block     Cost   Geophysical      Plans       Total
----          ----           -----     -----  -----------      -----       -----


CFD 2-1-5*   Confirmation    04/36  $   800     $ 40         $ 350       $ 1,190

CFD 11-1-1   Exploratory     04/36      400       50           160           610
                                        ---       --           ---           ---
TOTALS                              $ 1,200     $ 90         $ 510       $ 1,800
                                    =======     ====         =====       =======

         *The drilling of this well may or may not be required prior to declaration of commerciality. The operator and the Company are currently determining whether this well will be required. It is carried in the 1999 budget as a contingent well.

         The above drilling schedule would allow the participants to begin construction of development facilities on the CFD 2-1 field in mid-2000 with first production in mid-2001. Construction of the development facilities on the CFD 11-1 field could then begin in 2000 with first production in 2002.

         The CFD 2-1 field contains all of the Company's proved undeveloped reserves. The discovery well was drilled in mid-1996 and three confirmation wells were drilled in 1997, with 3-D seismic shot, processed and interpreted in 1998.

         The CFD 11-1 field contains probable reserves based upon the drilling and testing of an exploration well drilled by the Chinese government in 1973. 3-D seismic has not yet been shot in this field but is included in the Company's year 2000 recommendations to the operator.

         The Company's total cash requirements attributable to its China interests through the end of 2001 are projected as follows:


                                    US $000's


                                          Less Net      Net Cash
            Exploration    Development    Operating     Required      Cumulative
 Year       Capital        Capital        Income        Per Year        Total
 ----       -------        -------        ------        --------        -----
 1999    *   1,800             -              -          1,800          1,800
 2000        1,675          1,674             -          3,349          5,149
 2001        1,225          7,965         (1,832)        7,358         12,507
           -------          -----         -------       ------
TOTALS       4,700          9,639         (1,832)       12,507

         *  From preceding table.  See footnote in preceding table.

     Current engineering studies and projections, assuming the Company's recommendations to the operator are followed, indicate that after 2001, the Company's exploration and development capital needs would be funded on a yearly basis by cash flow from production. There are no assurances that the operator will follow the Company's recommendations.

     The Company has sufficient cash reserves to fund future exploration capital of $4.7 million needed through 2001. Management believes that the $9.6 million of development capital required through 2001 can be funded by means of conventional financing sources. While there can be no assurances, the Company believes that such funding may be obtainable at present oil and gas market prices.

     The preceding estimates are based on a number of assumptions, the accuracy or likelihood of the occurrence of which cannot be assured, including, for example, the timing of the development plan for various fields, the accuracy of the costs and reserve projections of the Company, and the willingness of the operator and the other joint concession owners to proceed with these exploration and development plans. A large portion of future capital requirements is scheduled for development rather than exploration activities. There is no assurance that the development costs can be financed in a conventional manner. Based on the assumptions described above, those estimates, of which there can be no assurance, project that beginning in 2002, net revenues on a yearly basis will exceed capital requirements which would result in positive cash flow from such properties.

Results of Operations

Revenues

         The revenues from oil and gas properties to date have been from the Alberta Properties acquired in November 1996. Oil and gas revenues from the Alberta Properties increased from $76,622 in 1996 to $606,922 in 1997 as a result of having held the Alberta Properties for only two months in 1996 and a full year in 1997. Oil and gas revenues decreased from $606,922 in 1997 to $464,833 in 1998. The revenue decrease was due primarily to the decline in oil prices.

         Revenues from consulting fees decreased from approximately $220,000 in 1996 to $0 in 1997 and 1998 as such fees were earned primarily under a consulting agreement with Kerr-McGee. Kerr-McGee's obligation to pay monthly fees expired in November 1996 and success bonuses are paid only when certain results are achieved in the Bohai Bay Blocks.

Expenses

         Oil and gas operating expenses during 1997 were $240,807 due to the Company having held its interest in the Alberta Properties for a full year, which represents a significant increase over the prior year's operating expense of $11,100 (reflecting only two months of ownership). Oil and gas operating expenses decreased by $64,628 from $240,807 in 1997 to $176,179 in 1998 due to fewer workover and remedial operations being carried out in 1998.

         General and administrative expenses increased from $1,048,800 in 1996 to $2,174,867 in 1997 due to staffing increases and paying the full year's salary to employees in 1997 as opposed to only a partial year in 1996. General and administration expenses were $2,407,639 in 1998. The $232,772 increase from the prior year was due to increased costs associated with the Company's registration with the U.S. Securities Exchange Commission, listing on the American Stock Exchange and one-time charges incurred in connection with the closing of the Company's Toronto, Canada, office and personnel reductions.

         During 1998, the Company wrote off costs of $299,397 associated with its registration with the U.S. Securities and Exchange Commission. These costs were incurred primarily in the first and second quarters of 1998 and were being deferred in anticipation of an offering of securities in the U.S. and Canada. The Company has elected to indefinitely postpone the offering and has, therefore, charged these registration costs to expense.

         During 1998, the Company settled litigation with the former President of its wholly owned subsidiary, Sino-American, over the number of stock options to which the former president was entitled, and in April 1998, the parties entered into a Settlement Agreement pursuant to which the former president received $450,000 and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, containing terms substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996. The $450,000 settlement amount was charged to expense.

         The Company incurred an exchange loss of $90,873 in 1998 as compared to $47,868 in 1997. In 1996 the Company experienced an exchange loss of $70,702. The losses occurred due to the strength of the U.S. dollar as compared to the Canadian dollar.

Other Income

         Investment of the net proceeds raised in the initial public offering in 1996 and early 1997 resulted in the increase in interest income from $64,724 in 1996 to $911,942 in 1997. Interest income decreased from $911,942 in 1997 to $540,211 in 1998 due to the use of the proceeds raised in the initial public offering for capital requirements under the operating agreements and payment of expenses. The Company will continue to invest cash reserves in liquid, low-risk investments in order to have funds available to meet capital requirements anticipated for further exploratory and confirmation programs to be conducted during 1999.

Income Taxes

         The Company recorded a recovery of income taxes of $418,821 in 1996, $381,641 in 1997 and $0 in 1998. The Company follows Accounting Recommendation
Section 3465, "Income Taxes" of the Handbook of the Canadian Institute of Chartered Accounts and determined that the loss incurred in 1998 did not meet the criteria promulgated in Section 3465 to record a future income tax asset.

Net Loss

         The net loss after recovery of income taxes for 1998 was approximately $2,710,378 or $0.31 per share compared to a net loss after recovery of income taxes of approximately $884,341 or $0.10 per share and $404,406 or $0.08 per share for the years 1997 and 1996, respectively.


Reserves

         See Item 1. "The Company - Estimated Net Quantities of Proved Oil and Gas Reserves and Present Value of Estimated Future Net Reserves."

Year 2000

         The Year 2000 issues relate to the problems associated with the inability of computer programs and equipment to properly calculate, store or use dates after December 31, 1999. Hardware and software systems which only use a two-digit convention for keeping track of dates would improperly interpret the Year 2000 as the Year 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. In response to the Year 2000 issues, the Company has developed a strategic plan divided into the following phases: inventory assessment and review of vendor representations, in-house testing, third party integration and development of a contingency plan.

         The Company has completed its initial assessment phase by compiling an inventory listing of all in-house systems and reviewing all vendor representations regarding the Year 2000 that the Company has received to date. The licensor of the Company's in-house software system has certified that such software is programmed to properly address Year 2000 scenarios. In addition, the initial assessment has shown that less critical in-house software and non-information technology or equipment is either not date sensitive or is capable of addressing the Year 2000. Based on the initial review and reliance on vendor representations, the Company is predicting that all such in-house systems will perform their respective functions in a customary manner when faced with Year 2000 scenarios. In addition, the Company has determined that functions which have been out-sourced to third parties, consisting mainly of processing needs, are performed by systems purchased within the last few years and are programmed to recognize the Year 2000.

         The Company conducted its in-house testing phase, reviewing core systems and core-non-information technology. To date, the Company has not encountered any system disruption during testing, and therefore, the Company expects that the performance of such systems will not be substantially disrupted by Year 2000 scenarios. However, being primarily involved in the acquisition, development and exploration of oil and gas internationally, the "mission critical" equipment and technology of the operators of the Company's properties rely on external power sources, such as electricity, supplied by third parties. The Company is relying upon representations by these operators that no material disruption of services are anticipated as a result of the Year 2000. However, the most reasonably likely worst case Year 2000 scenario for the Company would involve a disruption of third party services affecting the productivity of core equipment, which could result in a substantial decrease in the Company's oil and gas production. Such event could result in a business interruption that could affect the Company's production payments from its Alberta Properties.


         In addition to its internal review and testing, the Company is communicating with its third party suppliers, service providers and customers to determine the status of their Year 2000 compliance programs. The Company has received and is relying on Year 2000 readiness reports periodically issued by various third parties, such as financial services providers. The Company will continue to have formal communications with its significant suppliers and business partners to determine the extent to which the Company is vulnerable to either the third parties' or its own failure to correct Year 2000 issues. Third party notification and integration is expected to be completed during the second quarter of 1999. To date, approximately 50 percent of these third parties have responded and have provided favorable representations as to their Year 2000 readiness. These third parties have received similar representations from the Company. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems, based on the representations received to date, the Company does not foresee material disruptions in the Company's business as a result of Year 2000 issues involving third parties.

         During its assessment, the Company has taken steps to prevent anticipated Year 2000 disruptions and intends to prepare, if such a plan is called for, a contingency plan to address any anticipated disruption caused by Year 2000 scenarios once the bulk of the readiness surveys have been received. Although the effects of Year 2000 issues cannot be predicted with certainty, to date, all systems tested have performed adequately, and therefore, the Company believes that the potential impact, if any, of such disruption will, at most, require employees to manually complete otherwise automated tasks of calculations. The Company does not expect that any additional training would be required to perform these tasks on a manual basis. The Company does not believe that such event would materially affect the Company's ability to continue business activities, although performing such tasks may require additional time or personnel. In addition, if needed, the Company will identify and arrange for other vendors, purchasers and third party contractors to provide such services in order to maintain normal business operations.

         It may not be economically feasible for the operator to maintain a separate and duplicate secondary power supply for every major component of the operator's "mission critical" equipment. Therefore, unanticipated prolonged losses of certain services could cause material disruptions for which no economically feasible contingency plan has been developed.

         The Company has, and will continue to, utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issues. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

Item 8.  Financial Statements and Supplementary Data

The Company's consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information and independent auditors' report are presented on pages 27 through 54 of this Form 10-K.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

         The information to be set forth under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year in connection with the June 11, 1999 Annual and Special Shareholders' meeting is incorporated herein by reference.

Item 11.  Executive Compensation

     The information appearing under the caption "Remumeration of Directors and Executive Officers--Statement of Executive Compensation" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year in connection with the June 11, 1999 Annual and Special Shareholders' meeting is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information appearing under the caption "Principal Shareholders" in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year in connection with the June 11, 1999 Annual and Special Shareholders' meeting is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The information appearing under the caption "Transactions with Affiliates" (if any such captioned information is included) in the Company's definitive proxy statement to be filed within 120 days after the close of the fiscal year in connection with the June 11, 1999 Annual and Special Shareholders' meeting is incorporated herein as reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. The following consolidated financial statements of Pendaries Petroleum Ltd., together with the report thereon of Arthur Andersen LLP dated February 9, 1999, and the data contained therein, are included immediately following the Exhibits herein:

            Report of Independent Public Accountants..........................28
            Consolidated Balance Sheets.......................................29
            Consolidated Statements of Operations
             and Retained Earnings (Deficit)..................................30
            Consolidated Statements of Shareholders' Equity...................31
            Consolidated Statements of Cash Flow..............................32

2.       Financial Statement Schedules

                  None

3.       Exhibits

    (a)  The following exhibits are filed as a part of this Form 10-K.

Exhibit No.               Exhibit

 3(a)*      Articles of Incorporation

 3(a)*      By-Laws

10(a) Purchase and Sale Agreement dated April 24, 1998, between Pendaries Petroleum and Murphy Exploration & Production Company

10(b) Extensions to the Purchase and Sale Agreement between Pendaries Petroleum and Murphy Exploration & Production Company

10(c)*+     Pendaries Petroleum Ltd. 1997 Nonqualified Stock Option Plan

10(d)* Exchange Rights agreement between Pendaries and Sino-American dated August 29, 1996

10(e)*+     1997 Stock Compensation Plan

10(f)* Petroleum Contract for Block 04/36 dated August 17, 1994 between CNOOC, Kerr-McGee and Murphy Pacific Rim, Ltd.

10(g)* English translation of MOFTEC approval, dated September 14, 1994, of Petroleum Contract for Block 04/36 between CNOOC, Kerr-McGee and Murphy Pacific Rim, Ltd.

10(h)* Operating Agreement for Block 04/36 dated February 6, 1995 between Kerr-McGee and Murphy Pacific Rim, Ltd.


10(i)* Petroleum Contract for Block 05/36 dated January 23, 1996 between CNOOC, Kerr-McGee and Huffco China, LDC

10(j)* English translation of MOFTEC approval, dated December 30, 1996, of Petroleum Contract for Block 05/36 between CNOOC, Kerr-McGee and Huffco China, LDC

10(k)* Operating Agreement for Block 05/36 between Kerr-McGee,Huffco China, LDC and Setsco

10(l)* Petroleum Contract for Pearl River Block dated Dated 10, 1996 between CNOOC, Kerr-McGee, Santa Fe Energy Resources of China, Ltd. and Sino-American Overseas

10(m)* English translation of MOFTEC approval of Petroleum Contract for Pearl River Block between CNOOC, Kerr-McGee, Santa Fe Energy Resources of China, Ltd. and Sino-American Overseas

10(n)*      Operating Agreement covering Block 27/11 South China Sea

10(o)* Petroleum Contract dated July 21, 1995 for Getuo Block between CNPC, Kerr-McGee and Energy Development


10(p)* English translation of MOFTEC approval, dated September 15, 1995, of Petroleum Contract for Getuo Block between CNPC, Kerr-McGee and Energy Development Corporation

10(q)* Operating Agreement for Getuo Block between Kerr-McGee, Energy Development Corporation and Setsco

10(r)* Petroleum Contract for Laopu Block dated July 21, 1995 between CNPC, Kerr-McGee and Energy Development Corporation



10(s)* English translation of MOFTEC approval, dated September 15, 1995, of Petroleum Contract for Laopu Block between CNPC, Kerr-McGee and Energy Development Corporation

10(t)* Operating Agreement for Laopu Block among Kerr-McGee, Energy Development Corporation and Setsco

21          List of Subsidiaries of Pendaries Petroleum Ltd.

23(a)       Consent of Arthur Andersen LLP

23(b)       Consent of Ryder Scott Company

23(c)       Consent of EBS & Associates, Inc.

27          Financial Data Schedule

         *Incorporated by reference from Registration Statement No. 1-14754 on Form 20-F filed on June 18, 1998.

         +Compensatory Plan.

  (b) Form 8-Ks filed during the fourth quarter of 1998.
  None.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Pendaries Petroleum Ltd. has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                        PENDARIES PETROLEUM LTD.

March 29, 1999                                             /s/ Bobby J. Fogle
                                                               Bobby J. Fogle
                                                         Vice President -Finance

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 29, 1999                                          /s/ Robert E. Rigney
--------------                                          --------------------
                                                            Robert E. Rigney
                                                 Chairman of the Board, Director
                                                  (Principal Executive Officer)
                                                     Pendaries Petroleum Ltd.



March 29, 1999                                         /s/ Bobby J. Fogle
--------------                                         ------------------
                                                           Bobby J. Fogle
                                               Vice President -Finance, Director
                                                  (Principal Financial Officer)
                                                     Pendaries Petroleum Ltd.


March 29, 1999                                        /s/ Val G. Bennett
--------------                                        ------------------
                                                          Val G. Bennett
                                                             Director
                                                     Pendaries Petroleum Ltd.



March 29, 1999                                        /s/ Paul H. Farrar
--------------                                        ------------------
                                                          Paul H. Farrar
                                                            Director
                                                     Pendaries Petroleum Ltd.


March 29, 1999                                        /s/ Urick Ho
--------------                                        ------------
                                                          Urick Ho
                                                     Vice President, Director
                                                     Pendaries Petroleum Ltd.

March 29, 1999                                        /s/ James C. Roe
--------------                                        ----------------
                                                          James C. Roe
                                                            Director
                                                     Pendaries Petroleum Ltd.


March 29, 1999                                       /s/ Guy B. Snowden
--------------                                       ------------------
                                                         Guy B. Snowden
                                                            Director
                                                     Pendaries Petroleum Ltd.

                             PENDARIES PETROLEUM LTD.



                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


                         TOGETHER WITH AUDITORS' REPORT

--------------------------------------------------------------------------------

                                AUDITORS' REPORT
--------------------------------------------------------------------------------




To the Shareholders of
PENDARIES PETROLEUM LTD.:


We have audited the consolidated balance sheets of PENDARIES PETROLEUM LTD. as at December 31, 1998 and 1997 and the consolidated statements of operations and retained earnings (deficit), shareholders' equity and cash flow for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in accordance with accounting principles generally accepted in Canada.



                                                 Arthur Andersen LLP

Houston, Texas
February 9, 1999

                            PENDARIES PETROLEUM LTD.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                        (all figures are in U.S. dollars)

                                     ASSETS

                                                                         1998                 1997

                                                                  ------------------   ------------------
CURRENT ASSETS
   Cash and cash equivalents                                      $        7,873,280   $       15,133,285
   Accounts receivable                                                       105,750              213,243
   Prepaid expenses and other assets                                         208,451               18,457
                                                                  ------------------   ------------------

                                                                           8,187,481           15,364,985
                                                                  ------------------   ------------------
PROPERTY AND EQUIPMENT
   Oil and gas properties, recorded under the full cost method
     Proved                                                                7,890,804            6,556,094
     Unproved                                                             13,238,236            9,729,119
   Furniture, fixtures and office equipment                                  169,938              227,657
   Accumulated depreciation, depletion and amortization                     (644,449)            (378,279)
                                                                  ------------------   ------------------

                                                                          20,654,529           16,134,591
                                                                  ------------------   ------------------

                                                                  $       28,842,010   $       31,499,576
                                                                  ==================   ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $           44,627   $           88,060
   Accrued liabilities                                                       115,235              187,891
                                                                  ------------------   ------------------

                                                                             159,862              275,951
                                                                  ------------------   ------------------

SHAREHOLDERS' EQUITY Common shares (Note 4)
     Authorized
       Unlimited number of common shares
     Issued
       8,781,970 and 8,726,470 common shares                              32,501,842           32,328,761
   Cumulative translation adjustment                                              -                 4,180
   Retained deficit                                                       (3,819,694)          (1,109,316)
                                                                  ------------------   ------------------

                                                                          28,682,148           31,223,625
                                                                  ------------------   ------------------

                                                                  $       28,842,010   $       31,499,576
                                                                  ==================   ==================


The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
      CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (all figures are in U.S. dollars)


                                                           1998                1997                 1996
                                                    ------------------  ------------------   ------------------

REVENUES
   Oil and gas income                               $          464,833  $          606,922   $           76,622
   Consulting fees                                                   -                   -              220,000
                                                    ------------------  ------------------   ------------------


                                                               464,833             606,922              296,622
                                                    ------------------  ------------------   ------------------

EXPENSES
   Oil and gas operating expenses                              176,179             240,807               11,100
   General and administrative expenses                       2,407,639           2,174,867            1,048,800
   Depreciation, depletion and amortization                    291,334             321,304               53,971
   Write-off of registration costs (Note 4)                    299,397                  -                    -
   Stock option settlement (Note 4)                            450,000                  -                    -
   Exchange loss (Note 1)                                       90,873              47,868               70,702
                                                    ------------------  ------------------   ------------------

                                                             3,715,422           2,784,846            1,184,573
                                                    ------------------  ------------------   ------------------


OTHER INCOME
   Interest income                                             540,211             911,942               64,724
                                                    ------------------  ------------------   ------------------


LOSS BEFORE INCOME TAXES                                    (2,710,378)         (1,265,982)            (823,227)

RECOVERY OF INCOME TAXES                                              -            381,641              418,821
                                                    ---------------------- ---------------   ------------------

LOSS                                                        (2,710,378)           (884,341)            (404,406)

RETAINED EARNINGS (DEFICIT), beginning of year              (1,109,316)           (224,975)             179,431
                                                    ------------------  -------------------  ------------------

RETAINED DEFICIT, end of year                       $       (3,819,694) $       (1,109,316)  $         (224,975)
                                                    ==================  ==================   ===================

LOSS PER SHARE (Note 6)
   Basic                                            $           (0.31)   $            (0.10) $           (0.08)
                                                    =================    ==================  ==================
   Fully diluted                                    $           (0.31)   $            (0.10) $           (0.08)
                                                    =================    ==================  ==================



The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (all figures are in U.S. dollars)
                                  (see Note 4)



                                                                         Total             Cumulative            Retained
                                                     Total               Common            Translation           Earnings
                                                     Shares              Equity            Adjustment            (Deficit)

Balance at December 31, 1995                       3,287,500        $  3,287,500            $    -         $     179,431
Issuance of Sino-American Class A shares           1,648,500           1,758,500                 -                    -
Exercise of Sino-American stock options              169,963              20,000                 -                    -
Issue common shares to incorporate
Pendaries                                                  7                  -                  -                    -
Initial public offering by Pendaries
   (net of offering costs)                         2,700,000          20,805,658                 -                    -
Proceeds upon issuance of stock warrants                  -              248,500                 -                    -
Loss                                                      -                   -                  -              (404,406)
                                                 -----------        ------------           ---------         ------------

Balance at December 31, 1996                       7,805,970          26,120,158                 -              (224,975)
Underwriters' over allotment options                 375,000           2,823,247                 -                    -
Sino-American shares canceled                       (150,000)                 -                  -                    -
Exercise of Sino-American warrants                   115,000             944,488                 -                    -
Exercise of Pendaries stock options by
   underwriter                                       250,000           1,912,679                 -                    -
Exercise of Sino-American stock options              326,500             456,924                 -                    -
Employees' share compensation                          4,000              49,030                 -                    -
Other adjustments                                         -               22,235              4,180                   -
Loss                                                      -                   -                  -              (884,341)
                                                  ----------        ------------          ----------         ------------

Balance at December 31, 1997                       8,726,470          32,328,761              4,180           (1,109,316)
Directors' share compensation                         15,000             131,081                 -                    -
Exercise of Sino-American stock options               40,500              42,000                 -                    -
Other adjustments                                         -                   -              (4,180)                  -
Loss                                                      -                   -                  -            (2,710,378)
                                                  ----------        ------------          ----------         ------------

Balance at December 31, 1998                       8,781,970         $32,501,842               $ -          $ (3,819,694)
                                                   =========         ===========               ====         =============


The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (all figures are in U.S. dollars)


                                                                       1998                1997                 1996
                                                                ------------------  ------------------   ------------------

CASH FLOWS USED IN
   OPERATING ACTIVITIES
   Loss                                                      $     (2,710,378)    $      (884,341)      $     (404,406)
   Items not affecting cash
      Depreciation, depletion and amortization                        291,334             321,304               53,971
      Decrease in future income taxes                                      -             (381,641)            (418,821)
      Loss on disposition of assets                                    57,282                  -                    -
   Changes in non-cash working capital items
      Accounts receivable                                             107,493            (127,695)             (75,548)
      Accounts payable                                                (43,433)           (113,373)             201,433
      Accrued liabilities                                              58,425             (17,990)             205,881
      Prepaid expenses and other assets                              (189,994)             (4,290)              (9,390)
                                                            ------------------  ------------------   ------------------

                                                                   (2,429,271)         (1,208,026)            (446,880)
                                                            ------------------  ------------------   -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Additions to proved oil and gas properties                      (1,334,710)         (3,231,293)          (3,324,801)
   Additions to unproved oil and gas properties                    (3,509,117)         (4,508,348)          (1,623,140)
   Additions to furniture, fixtures and office equipment              (24,727)           (105,286)             (62,613)
                                                            ------------------  ------------------   -------------------

                                                                   (4,868,554)         (7,844,927)          (5,010,554)
                                                            ------------------  ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of common shares                         42,000           6,208,603           22,832,658
   Repayment of notes payable                                              -                   -              (186,685)
   Cumulative translation effects                                      (4,180)              4,180                   -
                                                           -------------------  ------------------   ------------------

                                                                       37,820           6,212,783           22,645,973
                                                              ----------------  ------------------   ------------------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                            (7,260,005)         (2,840,170)          17,188,539

CASH AND CASH EQUIVALENTS, beginning of year                       15,133,285          17,973,455              784,916
                                                            ------------------  ------------------   ------------------

CASH AND CASH EQUIVALENTS, end of year                      $       7,873,280   $      15,133,285    $      17,973,455
                                                            ==================  ==================   ==================

The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



1.        SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

 Nature of Operations

Pendaries Petroleum Ltd. ("Pendaries" or "the Company"), a New Brunswick, Canada corporation, is a holding company whose primary interests are in exploration, development and production of oil and gas properties in the People's Republic of China.

On September 3, 1996, Pendaries and Sino-American Energy Corporation ("Sino-American") entered into an Exchange Rights Agreement (the "Agreement") which conveyed to the Class A stockholders the right to exchange 6,250,000 (as amended 6,251,000) Class A shares (including Class A shares attributable to options and warrants outstanding on September 3, 1996) of Sino-American for 6,251,000 common shares of Pendaries. There are no provisions for revocation of this Agreement. Its expiration in 2005 could be accelerated if the percentage of Class A shares held by persons other than the Company is less than 10% of total Class A and Class B shares issued and outstanding. Of the 6,251,000 Class A shares, options, and warrants originally outstanding, 5,618,500 had been exchanged or cancelled at December 31, 1998. Subsequent to year end, 21,500 Class A issued shares were exchanged leaving 611,000 Class A stock options outstanding as the only remaining Sino-American securities authorized for exchange under the Exchange Rights Agreement (See Note 4).

The Agreement between Sino-American and Pendaries also addresses certain corporate governance and related issues. The Agreement restricts the operations of Pendaries to business related to its investment in Sino-American and requires Sino-American to pay any general and administrative expenses of Pendaries which it is unable to pay from its own revenues. The Agreement places restrictions on the issuance, by both companies, of stock or securities convertible or exchangeable into stock except for shares of Sino-American currently reserved for the issuance or exercise of stock options. Neither company may incur debt, except in the ordinary course of business, without the consent of the other company. Neither company may amend its respective certificate of incorporation without the consent of the holders of at least two-thirds of each of the Class A shares of Sino-American and common shares of Pendaries voting thereon. The Agreement also places certain restrictions on the assignment or transfer of the Class A shares of Sino-American.

Sino-American, formerly Setsco Resources, Inc. ("Setsco"), a Texas corporation in the development stage, and its wholly owned subsidiaries, Sino-American Overseas Energy Corporation ("Sino-American Overseas"), a Cayman Island corporation, and Pendaries Production, Inc. ("Pendaries Petroleum"), a Delaware corporation, are engaged in the exploration, development and production of oil and gas properties in the People's Republic of China. For various purposes, including to effect the name change to Sino-American, Setsco merged into Sino-American on September 3, 1996 by issuing one Class A share of Sino-American for each outstanding share of Setsco (the "Merger").

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. The consolidated financial statements include the accounts of Pendaries, Sino-American, Sino-American Overseas, and Pendaries Production. All significant intercompany transactions and balances have been eliminated.

Business Combination

As a result of the Exchange Rights Agreement in 1996, referenced above, the holders of the Class A shares of Sino-American, for financial accounting purposes, acquired control of the Company. For such purposes, the business combination of the two companies has been accounted for as a reverse takeover, whereby Sino-American is deemed to have acquired Pendaries.

Application of reverse takeover accounting results in the following:

i. The consolidated financial statements of the combined entities are issued under the name of the legal parent (Pendaries) but are considered a continuation of the financial statements of the legal subsidiary (Sino-American);

ii. As Sino-American was deemed to be the acquirer for accounting purposes, its assets and liabilities were included in the consolidated financial statements at their historical carrying values in the accounts of the Company;

iii. Shareholders' equity represents the shareholders' equity of Sino-American as of September 3, 1996, plus subsequent equity transactions of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include all cash held in financial instruments with original maturities of three months or less.

Oil and Gas Properties

The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and non-productive costs incurred in connection with the exploration and development of oil and gas reserves are capitalized in separate cost centers on a country-by-country basis. Such capitalized costs include: contract and concession acquisition; geological,

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

geophysical and other exploration work; drilling, completion of oil and gas wells, construction of production facilities and gathering lines; and certain direct, general and administrative costs and other related costs. The Company may also capitalize interest costs related to unevaluated oil and gas properties.

Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties, or until the value of the properties is impaired. Unproved properties are assessed periodically to determine whether any impairment has occurred.

If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. The total capitalized costs of all cost centers is subject to a further recoverability test which includes, among other things, provisions for site development and restoration, and future general, administrative and financial costs. Net capitalized costs are assessed quarterly to determine whether any impairment has occurred.

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

Revenue Recognition

Through 1996, the Company's revenues were primarily derived from consulting agreements related to its activities in the People's Republic of China. In 1997 and 1998, the Company's revenues were derived from interest income, plus oil and gas production related to its activities in Canada.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Income Taxes

Income taxes are provided based on accounting income. Future income taxes arise primarily due to deducting certain development and exploration costs and capital cost allowance for income tax purposes in excess of depreciation, depletion and amortization for financial reporting purposes.

The Company adopted the new Accounting Recommendation Section 3465, "Income Taxes", of the Handbook of the Canadian Institute of Chartered Accountants, beginning with its fiscal year ended December 31, 1997. The adoption of Section 3465 changed the Company's method of accounting for income taxes to the liability method from the previous deferral method of income tax allocation. The liability method requires that future income tax assets and liabilities be recognized for the expected future tax effects of all temporary differences between the income tax and financial reporting bases of assets and liabilities. This new section also provides recommendations that future income tax assets related to deductible temporary differences, and unused tax losses and income tax reductions, should be recognized to the extent that future income tax assets are considered more likely than not to be realized.

Foreign Currency Translation Adjustments

These consolidated financial statements are presented in U.S. dollars because the primary transactions of the Company are denominated in U.S. dollars. Foreign currency exchange gains and losses, if any, are recognized as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current year presentation.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



2. OIL AND GAS EXPLORATION CONTRACTS

The Company has an interest in five oil and gas exploration contracts covering acreage in the Bohai Bay and the Pearl River Mouth Basin of the South China Sea. The Company's counterparties to the contracts include the China National Petroleum Corporation ("CNPC"), the Chinese National Offshore Oil Corporation ("CNOOC") and various independent oil and gas companies (the independent oil and gas companies and the Company are collectively referred to as the "Foreign Contractors").

Oil and gas exploration in each of the five Bohai Bay and South China Sea blocks is governed by a separate petroleum contract. Below is a table listing the Company's interest in each block and the concession date.


          Block                      Interest                  Concession Date

------------------------- ------------------------------ -----------------------

04/36 Block               Pendaries 10%                   August 1994
Getuo Block               Pendaries 10%                   July 1995
Laopu Block               Pendaries 10%                   July 1995
05/36 Block               Pendaries 15%                   January 1996
27/11 Block               Pendaries 16.67%                December 1996

Kerr-McGee  Corporation  ("Kerr-McGee")  is the  operator of all five blocks.

Terms of Contracts

Each petroleum contract has a maximum term of 30 years. The contracts are divided into three periods: the exploration period, the development period and the production period.

Exploration Period

Work to be performed and expenditures to be incurred during the exploration period, which consists of three phases totaling seven years, are the exclusive responsibility of the Foreign Contractors. The Foreign Contractors are obligated to drill a specified number of wells in each block during the three exploration phases.

During the first three years, the Foreign Contractors must incur minimum exploration expenditures of $5 million in each of the Bohai Bay blocks and $6 million in the South China Sea block. Except for an exploratory well in the Getuo Block, all minimum exploration expenditures have been met as of December 31, 1998.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



2. OIL AND GAS EXPLORATION CONTRACTS (Cont.)

During the next two years, the Foreign Contractors must incur minimum exploration expenditures of $3 million in both the 04/36 Block and the 05/36 Block, $6 million in both the Getuo Block and the Laopu Block, and $5 million in the 27/11 Block.

During the last two years, the Foreign Contractors must incur minimum exploration expenditures of $2.5 million in the 04/36 Block, $3 million in the 05/36 Block, $6 million in both the Getuo Block and the Laopu Block and $5 million in the 27/11 Block.

Development Period

The development period for any field discovered during the exploration period commences on the date of approval of the Ministry of Energy of the development plan for an oil and/or gas field. CNOOC or CNPC, as applicable, has the option to participate for a 51 percent interest (or to such lesser extent that CNOOC or CNPC, as applicable, elects to participate) in the development and production periods by paying its proportionate share of the development and operating costs and receiving its proportionate share of oil and gas production.

Production Period

The  production  period of any oil and/or gas field in a block is a period of 15
consecutive   years  commencing  on  the  date  of  commencement  of  commercial production from the field.

Relinquishment

At the end of the first phase of the exploration period, the Foreign Contractors must relinquish 25 percent of the contract area excluding development or production areas. At the end of the second phase of the exploration period, the Foreign Contractors are obligated to relinquish 25 percent of the remaining contract area after subtracting each development area and/or production area therefrom. At the end of the last phase of the exploration period, the Foreign Contractors must relinquish all contract areas not under development or production. Upon completion of all work and financial obligations, the Foreign Contractors may relinquish their entire interest in any block at the end of each exploration period. Due to the extensive exploration efforts expended on Block 04/36, CNOOC granted permission for entry into the second phase with no relinquishment, with the second phase extending to August 1999. The Company and the other Foreign Contractors will be evaluating the acreage to relinquish and may request another extension into the third phase. There is no assurance that such additional extension will be granted.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)


2. OIL AND GAS EXPLORATION CONTRACTS (Cont.)

The Foreign Contractors are in discussion with CNPC and CNOOC, as applicable, regarding the first phase relinquishment in Getuo Block, Laopu Block, and 05/36 Block. The Foreign Contractors may be required to relinquish 25 percent of the contract area in these blocks. Should this occur, the Foreign Contractors have identified relinquishment acreage which the Company believes will not affect the future prospectivity of these blocks.

3. MURPHY AGREEMENT

On April 24, 1998, Sino-American and the Company entered into an agreement with Murphy Exploration & Production Company ("Murphy") to purchase its 45 percent interest in the 04/36 Block (the "Murphy Agreement") which was extended to December 21, 1998 and then to March 22, 1999. Under the pertinent Operating Agreement, Kerr-McGee had a 30-day right of first refusal to purchase a proportionate share of such 45 percent interest. Kerr-McGee did not exercise its right of first refusal, and its right expired on May 28, 1998.

The Murphy Agreement provides that the Company will pay a total of $38 million for Murphy's interest, $35 million of the consideration to be paid in cash and $3 million in common shares. Due to the dramatic adverse change in the condition of the oil and gas industry subsequent to the signing of the Murphy Agreement, the Company is in the process of renegotiating the purchase price to a lower amount. There is no assurance that an agreement on a lower purchase price can be reached. As part of the agreement, Pendaries submitted a deposit of $1,000,000. Should the transaction not close for any reason, Pendaries' obligations in the transaction are restricted to the loss of the aforementioned deposit. The Company is currently assessing the capital requirements and financing options for this transaction as well as associated future exploration and development costs and is considering whether to farm-out a portion of the 45% interest in Block 04/36 that it may be acquiring from Murphy.

4. COMMON SHARES

Pendaries Common Shares

The authorized share capital of Pendaries consists of an unlimited number of common shares.

During the year ended December 31, 1996, Sino-American is deemed, for accounting purposes, to have acquired Pendaries, effective September 3, 1996 as described in Note 1.

The Company completed an initial public offering in Canada on December 12, 1996 whereby 2,700,000 shares were sold with net proceeds to the Company of $20,805,658. The funds were used to purchase Class B shares of Sino-American. In January 1997, one of the underwriters exercised its option to purchase 375,000 additional shares of the Company for net proceeds of $2,823,247. In the fourth quarter of 1997, the same underwriter exercised an option to purchase an additional 250,000 common shares resulting in proceeds to the Company of $1,912,679.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



4. COMMON SHARES (Cont.)

Additionally, in 1997, 326,500 shares of the Company were issued for proceeds of $456,924 on exercise of outstanding stock options of Sino-American, of which the Sino-American shares were subsequently exchanged for an equal number of common shares of Pendaries pursuant to the Exchange Rights Agreement described in Note 1.

The Company's U.S. registration statement filed on Form 20-F was declared effective by the U.S. Securities and Exchange Commission in June 1998. This permitted the Company to list its common shares for trading on the American Stock Exchange. In the third quarter of 1998, the Company wrote-off $299,397 in deferred registration costs related to the Company's postponed initial cross-border public offering in the United States.

In 1998, 40,500 shares of the Company were issued for proceeds of $42,000 on exercise of outstanding stock options of Sino-American. The Sino-American shares were subsequently exchanged for an equal number of common shares of Pendaries pursuant to the Exchange Rights Agreement described in Note 1.

The Company issued 4,000 common shares valued at $49,030 in 1997 to its non-executive employees and 15,000 common shares valued at $131,081 in January 1998 to its non-management (outside) directors.

In February 1999, the outside directors of the Company were granted 62,500 shares as compensation. The estimated value of the share compensation is $47,000 which was accrued at December 31, 1998.

Warrants

In consideration for certain stock offering costs, Sino-American issued warrants to one of its underwriters to purchase 115,000 common stock for an exercise price of $12.00 Canadian dollars each. These warrants were exercised in 1997 for proceeds to the Company of $944,488.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



4. COMMON SHARES (Cont.)

Stock Option Agreements

At December 31, 1998 and 1997, options outstanding to acquire
Pendaries and Sino-American Class A shares are as follows:

                                    Pendaries
                              (in Canadian dollars)

                                                                  1998                       1997
                                                                  ----                       ----

                                                                         Weighted                   Weighted
                                                                         Average                    Average
                                                                         Exercise                   Exercise
                                                         Shares           Price        Shares        Price
                                                         ------           -----        ------        -----

Outstanding at beginning of year                        485,000          $15.36       450,000       $11.75
Granted                                                  79,500           10.75       285,000        17.89
Exercised                                                    -               -       (250,000)       11.75
Forfeitures                                             (37,500)          13.68            -            -
                                                      ----------       --------    -----------    ---------

Outstanding at end of year                              527,000          $14.78       485,000       $15.36
                                                        =======          ======       =======       ======


                                  Sino-American
                                (in U.S. dollars)
                                                                  1998                       1997
                                                                  ----                       ----
                                                                         Weighted                  Weighted
                                                                         Average                   Average
                                                                         Exercise                  Exercise
                                                        Shares            Price        Shares        Price

Outstanding at beginning of year                       651,500           $ 1.49       978,000       $ 1.46
Granted                                                     -                -             -            -
Exercised                                              (40,500)            1.04      (326,500)        1.40
                                                      ---------         -------      ---------       -----

Outstanding at end of year                             611,000           $ 1.51       651,500       $ 1.49
                                                       =======           ======       =======        =====

Of the 527,000 and 611,000 options outstanding under the Pendaries and Sino-American plans at December 31, 1998, respectively, all have exercise prices between $10.75 and $19.00 Canadian dollars for Pendaries options and between $1.00 and $2.00 for the Sino-American options, respectively, with a weighted average exercise price of $14.78 Canadian dollars and $1.51,

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



4. COMMON SHARES (Cont.)

respectively, and a weighted average remaining contractual life of 2.95 and 1.1 years, respectively. All of these options are exercisable. On May 23, 1998, 37,500 options granted under the Pendaries Stock Option Plan in the name of a former board member expired unexercised, decreasing the total number of options outstanding under the Plan to 527,000 from 564,500. The Company uses the intrinsic value method for recognizing compensation expense related to stock option grants to employees and uses the fair value method for stock option grants to non-employees.

In February 1999, the outside directors of the Company were granted options for a total of 107,100 shares to be issued seven days after release of the audited 1998 consolidated financial statements. The options expire five years from date of issuance and will have an exercise price set as of the close of trading six days after release of the audited 1998 consolidated financial statements.

Dissenter's Claim

In 1996,  as a result  of the  planned  Merger of Setsco  and  Sino-American,  a shareholder who held 400,000 common shares of Sino-American exercised his dissenter's rights which, if the claim had been properly pursued, would have entitled him to be paid the fair value of such shares. In January 1997, Sino-American, Pendaries and the dissenting shareholder settled the dispute and all litigation and claims connected therewith. Pendaries issued 250,000 shares of its common stock to the dissenting shareholder in return for the 400,000 shares of Sino-American held by the dissenting shareholder and his release from all claims and exchange rights. In connection with this settlement, the Company cancelled 150,000 shares of Sino-American.

Stock Option Settlement

In April 1998, in connection with litigation with a former President of Sino-American over the number of stock options to which the former President was entitled the parties entered into a settlement agreement pursuant to which the former President received $450,000 and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, containing terms with substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996.

5. INCOME TAXES

Pendaries and Sino-American have cumulative losses for Canadian and U.S. income tax purposes of approximately $4,200,000 Canadian dollars and $6,900,000 U.S., respectively. These tax losses are available to reduce future years' Canadian and U.S. taxable income through 2004 and 2013, respectively.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



5. INCOME TAXES (Cont.)

Significant components of the Company's future income tax position are as follows:


                                                                                          1998                  1997
                                                                                      -------------        ---------------

 Future income tax assets (net operating loss carryforward)                           $ 4,322,818           $ 1,421,463
 Valuation allowance                                                                   (2,090,163)             (945,300)
                                                                                       -----------         -------------
                                                                                        2,232,655               476,163

 Future income tax liabilities (excess of basis in oil and gas
 properties for financial reporting over tax basis)                                     2,232,655               476,163
                                                                                      -----------          ------------

 Net future income tax liability                                                       $       -            $        -
                                                                                       ==========           ===========

Canadian GAAP requires that future income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the future income tax assets will not be realized. As such, the Company has recorded a valuation allowance of $2,090,163 as of December 31, 1998 and $945,300 as of December 31, 1997.

6. LOSS PER SHARE

Basic loss per common share is calculated on the basis of 8,780,388 (1997 - 8,366,811, 1996 - 4,823,762) weighted average common shares outstanding.

Fully diluted loss per common share is calculated on the basis of 9,918,388 (1997 - 9,503,311, 1996 - 5,693,914) weighted average common shares outstanding. This reflects the effects of share options and warrants outstanding at December 31, 1998, 1997 and 1996. The Company's stock options and warrants were not included in the computation of fully diluted loss per share because to do so would have been antidilutive for the periods presented.

7. COMMITMENTS AND CONTINGENCIES

A substantial portion of the Company's operations and reserves are located in China, and therefore, are subject to certain risks relating to economic and political stability in China and the surrounding region. The Company is exposed to certain risks due to its concentration of Chinese operations, which include possible changes in Chinese laws, particularly relating to foreign investments and taxation, renegotiation or modification of existing contracts, and expropriation. Adverse developments in China and future changes in Chinese governmental regulations and policies could have a material adverse effect on the Company. The Company does not insure against loss of production or political risks.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



7. COMMITMENTS AND CONTINGENCIES (Cont.)

i Lease Commitments

At December 31, 1998, the Company had operating leases covering office space in Houston, Texas. Future minimum lease payments under these operating leases in aggregate are as follows:

                       1999                  $   72,485
                       2000                      72,485
                       2001                      72,485
                       2002                      60,404
                                             ----------
                                               $277,859
                                               ========

ii. Exploration Commitments

The  Company  has  obligations  to  fulfill  certain   commitments   during  the
exploratory phase of its oil and gas concession contracts in the People's Republic of China (See Note 2).

iii. Environmental Matters

The Company's operations are subject to various laws and regulations relating to the protection of the environment, which have become increasingly stringent. Management believes the Company's operations are in compliance with current environmental laws and regulations. There are no environmental claims pending or, to management's knowledge, threatened against the Company. There can be no assurance, however, that current regulatory requirements will not change, unforeseen environmental incidents will not occur or past non-compliance with environmental laws will be discovered on the properties.

iv. Uncertainty Due to the Year 2000 Issue

Most entities depend on computerized systems and therefore are exposed to the Year 2000 conversion risk, which, if not properly addressed, could affect an entity's ability to conduct normal business operations. Management is addressing this issue, however, given the nature of this risk, it is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company and those with whom it deals such as customers, suppliers and other third parties, will be fully resolved without adverse impact on the Company's operations.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



8. SEGMENT INFORMATION

Pendaries Petroleum Ltd. is an independent oil and gas company engaged in the exploration and development of oil and natural gas properties. Information about the Company's operations by geographic area for the years ended December 31, 1998, 1997 and 1996 are as follows:




                                                                    1998                  1997                1996
                                                                    ----                  ----                ----


      China
          Revenues                                           $          -     $               -         $         -
          Depreciation                                                  -                     -                   -
          Operating profit (loss)                                       -                     -                   -
          Capital expenditures                                   4,843,827             7,739,641           2,968,565
          Identifiable assets                                $  19,162,952         $  14,445,739        $  6,556,196

      Canada
          Revenues                                           $     464,833         $     606,922        $     76,622
          Depreciation, depletion and amortization                 259,054               300,931              39,707
          Operating loss                                        (1,116,924)           (1,382,327)           (154,068)
          Capital expenditures                                          -                 24,608           2,009,376
          Identifiable assets                                $   2,861,234         $   4,118,842        $  2,035,531

      United States
          Revenues                                           $          -     $               -         $    220,000
          Depreciation, depletion and amortization                  32,280                20,373              14,264
          Operating profit (loss)                               (1,593,454)              116,345            (669,159)
          Capital expenditures                                      24,727                80,678              32,613
          Identifiable assets                                $   6,817,824         $  12,934,995        $ 18,092,411

      Total
          Revenues                                           $     464,833         $     606,922        $    296,622
          Depreciation, depletion and amortization                 291,334               321,304              53,971
          Operating loss                                        (2,710,378)           (1,265,982)           (823,227)
          Capital expenditures                                   4,868,554             7,844,927           5,010,554
          Identifiable assets                                $  28,842,010         $  31,499,576        $ 26,684,138


                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



9. CONCENTRATION OF CREDIT RISK

Substantially all of the Company's accounts receivable at December 31, 1998 and 1997, result from oil and gas sales to other companies in the oil and gas industry and institutional partners. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Such receivables are generally not collateralized. Credit losses incurred by the Company on receivables generally have not been significant in prior years.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying amount of cash, trade receivables and payables approximates fair market value due to the highly liquid nature of these short-term instruments.

11. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements are expressed in U.S. dollars, which is the functional currency in all areas of operation, and are prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conform in all material respects with those in the United States ("U.S. GAAP") for the years presented, except as outlined below.

Oil and Gas Properties

In Canada, if the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. Also, the total capitalized costs of all cost centers are subject to a further recoverability test which includes, among other things, provision for site development and restoration and future general, administrative and financial costs. This is not consistent with U.S. GAAP. For U.S. GAAP, if the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of estimated discounted present value at 10% of future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has not indicated an intention to repeal this legislation.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



11. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Cont.)

If U.S. GAAP had been applied instead of Canadian GAAP, the Company would have recognized an impairment of its oil and gas properties in Canada in the amount of $549,555 and $2,195,799 in China in 1998. These amounts are reflected in the summary shown below as impairment of oil and gas properties. All amounts are in thousands except for per share data and weighted average common shares outstanding.

                                                                           Year Ended December 31,
                                                                           -----------------------

                                                                  1998               1997            1996
                                                                  ----               ----            ----



      Loss according to financial
       statements, Canadian GAAP                             $  (2,710)           $    (884)        $    (404)
      Increase due to:
      Impairment of oil and gas properties                      (2,745)                  -                 -
                                                              ---------           ----------        ----------
      Approximate loss in accordance with U.S. GAAP             (5,455)               ( 884)            ( 404)
                                                             ----------           ----------        ----------
      Retained earnings (deficit), beginning of period          (1,109)                (225)              179
                                                            -----------           ----------        ----------
      Retained deficit, end of period                        $  (6,564)           $  (1,109)        $    (225)
                                                             ==========           ==========        ==========
      Loss per share:
        Basic                                                $   (0.62)           $   (0.10)        $   (0.08)
                                                             ==========           ==========        ==========
        Diluted                                              $   (0.62)           $   (0.10)        $   (0.08)
                                                             ==========           ==========        ==========
      Weighted average common shares outstanding             8,780,388            8,366,811         4,823,762
                                                             ==========           ==========        ==========

Accounting for Stock-Based Compensation

In 1995, the United States Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." With regard to its stock option plan, the Company applies the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 as allowed under SFAS No. 123 in accounting for this plan, and accordingly no compensation expense has been recognized. Had compensation expense been determined based on the fair value at the grant dates for the stock option grants consistent with the method of SFAS No. 123, the Company's loss per common share would have increased to the pro forma amounts indicated below:

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



11. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Cont.)

                                                                                      Year Ended December 31,

                                                                          1998                 1997              1996
                                                                          ----                 ----              ----


      Loss:
       As reported (thousands)                                          $(2,710)            $   (884)         $    (404)
       Pro forma (thousands)                                            $(2,926)            $ (2,309)         $  (2,228)
      Loss per share:
        As reported:
           Basic                                                        $ (0.31)            $  (0.10)         $  ( 0.08)
           Diluted                                                      $ (0.31)            $  (0.10)         $  ( 0.08)
        Pro Forma:
           Basic                                                        $ (0.33)            $  (0.27)         $   (0.41)
           Diluted                                                      $ (0.33)            $  (0.27)         $   (0.41)
      Stock options issued during period (thousands) -Pendaries             79.5                 285                450
      Stock options issued during period (thousands) -
          Sino-American                                                       -                   -                 222
      Weighted average exercise price -
          Pendaries options granted (Cdn. $)                            $  10.75            $  17.89          $   11.75
      Weighted average exercise price -
           Sino-American options granted                                $     -             $     -           $    1.98
      Average per option compensation value of options granted -
           Pendaries                                                    $   2.72            $   5.00          $    3.93
      Average per option compensation value of options granted -
           Sino-American                                                $     -             $     -           $    0.25
      Compensation cost (thousands)                                     $    216            $  1,425          $   1,824

The above amounts were determined in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility computed using, as of the date of grant, the prior five-year monthly average of the common shares as listed on the TSE which was 29.4%; expected dividend yield - 0%; expected option term - 5 years; and risk-free rate of return as of the date of grant was 5.36% based on the yield of five-year U.S. treasury securities.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
            (all figures are in U.S. dollars unless otherwise noted)



11. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Cont.)

Escrowed Shares Compensation Expense

In the U.S., the Securities and Exchange Commission has taken the position that if shares of stock owned by officers and directors of an issuer are placed in escrow in connection with such issuer's initial public offering and if the release of such shares is conditioned upon any criteria other than the passage of time, then upon the release of the escrowed shares, compensation expense is required to be recognized by the issuer. The issuer's financial statements must reflect compensation expense in an amount equal to the excess of the price (fair value) of the issuer's common stock at the date of release over the initial public offering price. Certain officers and directors of the Company were required by the Alberta Securities Commission to place shares in escrow in connection with the Company's initial public offering in Canada in late 1996. The release of 122,868 of these shares is potentially subject to being recognized as compensation. No release of such shares has occurred. If the price of the Company's common stock were to be below the initial offering price at the time of release, no compensation expense would be recognized.

Comprehensive Income (Loss)

During June 1997, the FASB issued SFAS No. 130, "Comprehensive Income" which was required to be adopted in the first quarter of 1998. The Statement requires presentation of comprehensive income (loss), which is traditional net income
(loss) adjusted for certain items reflected as direct charges to equity. There are no significant reconciling items that would have an effect on comprehensive income for the three years ended December 31, 1998.

Supplemental Cash Flow Disclosures

The Company paid no interest or taxes during the three year period ended December 31, 1998.

Derivative Instruments and Hedging Activities

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for the fiscal quarters of the Company's year ended December 31, 2000. The Company does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

                            PENDARIES PETROLEUM LTD.
                SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
            (all figures are in U.S. dollars unless otherwise noted)




Capitalized Costs

Capitalized costs represent total expenditures for proved and unproved mineral interests and related support equipment and facilities utilized in oil and natural gas exploration and production activity, together with related accumulated depreciation, depletion and amortization.

                                                       Canada                      China                      Total

      At December 31, 1998
      Proved mineral interests                      $ 1,966,088               $  5,924,716               $  7,890,804
      Unproved mineral interests                             -                  13,238,236                 13,238,236
                                                      ---------                 ----------                 ----------
              Gross capitalized costs                 1,966,088                 19,162,952                 21,129,040

      Accumulated depreciation, depletion and
           amortization                                (598,527)                        -                    (598,527)
                                                    ------------              ------------                ------------
               Net capitalized costs                $ 1,367,561               $ 19,162,952               $ 20,530,513
                                                    ============              ============                ============

      At December 31, 1997
      Proved mineral interests                      $ 1,967,473               $  4,588,621               $  6,556,094
      Unproved mineral interests                             -                   9,729,119                  9,729,119
                                                      ---------                  ---------                  ---------
               Gross capitalized costs                1,967,473                 14,317,740                 16,285,213

      Accumulated depreciation, depletion and
           amortization                                (340,638)                        -                    (340,638)
                                                     -----------              ------------               -------------
                Net capitalized costs               $ 1,626,835               $ 14,317,740               $ 15,944,575
                                                    ============              ============               =============

Cost Not Being Amortized

The following table sets forth a summary of unproved oil and gas property costs not being amortized at December 31, 1998, by the year in which such costs were incurred.

                                                            1998                 1997                1996                 Total
                                                            ----                 ----                ----                 -----


                Exploration                              $3,509,117           $7,739,641          $1,989,478           $13,238,236

Costs Incurred

Costs incurred represent capitalized or charged against income as incurred in connection with oil and gas producing activities. Exploration and development costs include applicable depreciation of support equipment and facilities used in such activities.

                            PENDARIES PETROLEUM LTD.
                SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
            (all figures are in U.S. dollars unless otherwise noted)






                                                Canada                   China                    Total
                                                ------                   -----                    -----

      At December 31, 1998
      Proved property acquisitions            $        -           $          -             $          -
      Unproved property acquisitions                   -                      -                        -
      Exploration costs                                -               4,843,827                4,843,827
                                              -----------          -------------            -------------
             Total costs incurred             $        -           $   4,843,827            $   4,843,827
                                              ===========          =============            =============

      At December 31, 1997
      Proved property acquisitions            $        -           $          -             $          -
      Unproved property acquisitions                   -                      -                        -
      Exploration costs                                -               7,739,641                7,739,641
                                              -----------          -------------            -------------
             Total costs incurred             $        -           $   7,739,641            $   7,739,641
                                              ===========          =============            =============

      At December 31, 1996
      Proved property acquisitions            $ 1,979,376          $          -             $   1,979,376
      Unproved property acquisitions                   -                      -                        -
      Exploration costs                                -               2,968,565                2,968,565
                                              -----------          -------------            -------------
              Total costs incurred            $ 1,979,376          $   2,968,565            $   4,947,941
                                              ===========          =============            =============

Oil and Gas Reserve Information

The following tables set forth certain unaudited information concerning Pendaries proved oil and gas reserves at December 31, 1998, 1997 and 1996. There are numerous uncertainties inherent in estimating the quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                            PENDARIES PETROLEUM LTD.
                SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
            (all figures are in U.S. dollars unless otherwise noted)






                                                                                                           Natural Gas
                                                           Oil and Natural Gas Liquids (Mbbls)               (MMcf)
                                                        China             Canada          Total              Canada

      At December 31, 1995                              1,762                -            1,762                  -
      Purchase of minerals in place                        -                117             117                 981
      Extension, discoveries and other additions           -                 -               -                   -
      Revisions of previous estimates                      96                 2              98                  15
      Production                                           -                 (3)             (3)                (28)
      Sale of properties                                   -                 -               -                    -
                                                        -----              ----           -----                ----

      At December 31, 1996                              1,858               116           1,974                 968
                                                        =====              ====           =====                ====

      Purchase of minerals in place                        -                 -               -                   -
      Extension, discoveries and other additions        2,539                -            2,539                  -
      Revisions of previous estimates                      -                  7               7                  27
      Production                                           -                (12)            (12)               (145)
      Sale of properties                                   -                 -               -                   -
                                                        -----              ----           -----                ----

      At December 31, 1997                              4,397               111           4,508                 850
                                                        =====              ====           =====                ====

      Purchase of minerals in place                        -                 -               -                   -
      Extension, discoveries and other additions           -                 -               -                   -
      Revisions of previous estimates                  (2,545)                9          (2,536)                341
      Production                                           -                (14)            (14)               (132)
      Sale of properties                                   -                 -               -                   -
                                                    ---------          --------          ------               -----

      At December 31, 1998                              1,852               106           1,958               1,059
                                                       ======             =====          ======               =====

      Proved Developed Reserves
          December 31, 1996                                -                116            116                  968
          December 31, 1997                                -                111            111                  850
          December 31, 1998                                -                106            106                1,059


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following table sets forth unaudited information concerning the discounted future net cash flows from proved oil and gas reserves of Pendaries as of December 31, 1998, 1997, and 1996, net of income tax expense. Income tax expense has been computed using assumptions relating to the future tax rates and the permanent differences and credits under the tax laws relating to oil and gas activities at December 31, 1998, 1997 and 1996, and do not take into account subsequent changes in tax laws. The information should be viewed only as a form of standardized disclosure concerning possible future cash flows that would result under the assumptions used, and should not be viewed as indicative of fair market value.

                            PENDARIES PETROLEUM LTD.
                SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
            (all figures are in U.S. dollars unless otherwise noted)



                                                                                               In Thousands
                                                                                     China        Canada         Total

Standardized measure of discounted future net cash flows relating to proved reserves, net of income tax expense as of December 31, 1998:

Future cash flows                                                                  $ 20,986       $ 2,370      $ 23,356
Future production and development costs                                              12,161         1,011        13,172
                                                                                    -------        ------      --------
Future net inflows before income taxes                                                8,825         1,359        10,184
Discount at 10% annual rate                                                           5,096           541         5,637
                                                                                   --------       -------      --------
Discounted future net cash flows before income taxes                                  3,729           818         4,547
Discounted future income taxes                                                           -             -             -
                                                                                   --------       -------      --------
Standardized measure of discounted future net cash flows                           $  3,729       $   818      $  4,547
                                                                                   ========       =======      ========

Standardized measure of discounted future net cash flows relating to proved reserves, net of income tax expense as of December 31, 1997:

Future cash flows                                                                  $ 81,348       $ 3,495      $ 84,843
Future production and development costs                                              30,772         1,484        32,256
                                                                                   --------       -------      --------
Future net inflows before income taxes                                               50,576         2,011        52,587
Discount at 10% annual rate                                                          24,892           661        25,553
                                                                                   --------       -------       -------
Discounted future net cash flows before income taxes                                 25,684         1,350        27,034
Discounted future income taxes                                                        6,483           243         6,726
                                                                                   --------       -------       -------
Standardized measure of discounted future net cash flows                           $ 19,201       $ 1,107      $ 20,308
                                                                                   ========       =======      ========

Standardized measure of discounted future net cash flows relating to proved reserves, net of income tax expense as of December 31, 1996:

Future cash flows                                                                  $ 39,019       $ 4,685      $ 43,704
Future production and development costs                                              16,320         1,744        18,064
                                                                                    -------       -------      --------
Future net inflows before income taxes                                               22,699         2,941        25,640
Discount at 10% annual rate                                                          10,293           989        11,282
                                                                                    -------       -------       -------
Discounted future net cash flows before income taxes                                 12,406         1,952        14,358
Discounted future income taxes                                                        3,443           361         3,804
                                                                                  ---------       -------      --------
Standardized measure of discounted future net cash flows                           $  8,963       $ 1,591      $ 10,554
                                                                                   ========       =======      ========

                            PENDARIES PETROLEUM LTD.
                SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
            (all figures are in U.S. dollars unless otherwise noted)





      Change in standardized measure of discounted future net                                In Thousands
      cash flows related to proved oil and gas reserves for the years           1998              1997             1996
      ended December 31,:                                                      ------            ------           ------

      Beginning Balance                                                      $ 20,308          $ 10,554         $  7,975

      Sales, net of production costs                                             (289)             (366)             (65)
      Net change in prices and production costs                               (15,278)           (3,421)             437
      Extensions and discoveries, net of related costs                             -             14,831               -
      Changes in estimated future development costs                             3,742             4,536             (918)
      Revisions of quantity estimates                                         (11,043)               75              881
      Purchases of minerals in place                                               -                 -             2,485
      Accretion of discount                                                     2,703             1,436            1,178
      Change in income taxes                                                    6,726            (2,922)               4
      Changes in production rate (timing) and other                            (2,322)           (4,415)          (1,423)
                                                                              -------          --------         --------

      Ending Balance                                                         $  4,547          $ 20,308         $ 10,554
                                                                              =======          ========         ========


                                LIST OF EXHIBITS


Exhibit
Number

10(a) Purchase and Sale Agreement dated April 24, 1998, between Pendaries Petroleum and Murphy Exploration & Production Company


10(b) Extensions to the Purchase and Sale Agreement between Pendaries Petroleum and Murphy Exploration & Production Company


21         List of Subsidiaries of Pendaries Petroleum Ltd.


23(a)      Consent of Arthur Andersen LLP


23(b)      Consent of Ryder Scott Company


23(c)      Consent of EBS & Associates, Inc.


27         Financial Data Schedule

                                  EXHIBIT 10(a)

     THIS Purchase and Sale Agreement ("Agreement") is entered into the 24 day of April, 1998 by and among Sino-American Energy Corporation, a Texas corporation, together with its parent company, Pendaries Petroleum Ltd., a New Brunswick Canadian corporation, said corporations having offices at 8 Greenway Plaza, Suite 910, Houston, Texas 77046, U.S.A. (collectively referred to as "Purchaser") and Murphy Pacific Rim, Ltd., a Bahamian corporation with offices at Sandringham House, 83 Shirley Street, P.O. Box N-3247, Nassau, The Bahamas ("Seller") and Murphy Exploration & Production Company, a Delaware corporation with offices at 131 S. Robertson Street, P.O. Box 61780, New Orleans, Louisiana 70161-1780, U.S.A. ("Guarantor").

WITNESSETH
----------
     WHEREAS Seller is the owner of a 45% interest in that certain Petroleum Contract by and among China National Offshore Oil Corporation ("CNOOC") and Kerr-McGee China Petroleum Ltd. ("Kerr-McGee"), et al. for Contract Area 04/36 in the Gulf of Bohai, People's Republic of China, dated August 17, 1994 including all rights and interests incident to or covered by the 04/36 Petroleum Contract (the "Asset").

     WHEREAS Purchaser wishes to purchase the Asset and Seller is agreeable to selling the Asset on the terms and conditions set forth in this Agreement (or if subsequent to the date of this Agreement regulatory complications arise which militate against an asset sale, the parties may mutually decide to convert this transaction to a sale by Guarantor to Purchaser of 100% of the stock of Seller, subject to additional terms appropriate to the conversion to a sale of stock, said alternate transaction hereinafter referred to as the "Stock Transaction"); and

     WHEREAS Guarantor, subject to the terms and conditions of this Agreement, hereby consents to transfer of the Asset;

     NOW, THEREFORE, it is agreed as follows:

     1. Purchaser hereby agrees to purchase from Seller, and Seller hereby agrees to sell to Purchaser, the Asset (or, in the case of the Stock Transaction, Purchaser agrees to purchase from Guarantor and Guarantor agrees to sell to Purchaser 100% of the stock of Seller) in consideration for payment by Purchaser to Seller (or Guarantor) of the purchase price set out in paragraph 2 below.

     2. The purchase price for the Asset is Thirty-Eight Million U.S. Dollars (U.S. $38,000,000), consisting of Thirty-Five Million U.S. Dollars (U.S. $35,000,000) cash and Three Million U.S. Dollars (U.S. $3,000,000) in fully paid non-assessable common shares of Pendaries Petroleum Ltd., duly registered under all relevant Canadian and U.S. security laws and regulations, pursuant to the upcoming equity offering ("Common Shares"). The number of Common Shares payable under the previous sentence shall be equal to the whole number obtained by dividing U.S. $3,000,000 by (i) the price per share at which the Purchaser issues stock in its proposed equity offering or (ii) in the event such offering does not close before October 21, 1998 the price per share based on the average closing prices of the Common Shares on The Toronto Stock Exchange for the five (5) trading days preceding closing converted to U.S. dollars according to the exchange rate published in the Wall Street Journal on the date of closing this Agreement. Seller agrees to hold such Common Shares for at least one year from the date of closing of this Agreement ("Holding Period"). Notwithstanding the foregoing, at Seller's option, Purchaser shall use its best efforts to include Seller's Common Shares in any public offering of shares by Purchaser during the Holding Period subject to the underwriter's terms of the subsequent offering, provided that Seller shall be obligated to pay its own portion of the underwriter's fees applicable to its Common Shares included in such offering.

     3. Closing shall take place at a mutually agreeable location twelve (12) business days after completion of Purchaser's proposed equity offering but in no event later than October 21, 1998. At Closing, Purchaser shall wire transfer to Seller's designated bank account the purchase price (and any adjustment for cash calls made by Seller pursuant to paragraphs 6 and/or 7 below, less the deposit, plus accrued interest, as provided in paragraph 4 below), and deliver the number of Common Shares provided for in paragraph 2 above, and Seller shall deliver an assignment of Seller's interest in the 04/36 Contract and the Operating Agreement or, in the case of the Stock Transaction, Guarantor shall deliver 100% of the shares of Seller.

     4. Within three (3) business days of the execution of this Agreement, Purchaser will pay Seller a deposit of One Million U.S. Dollars (U.S. $1,000,000) cash which will be paid to Seller and held in a segregated account. Within three (3) business days of the exercise by Kerr-McGee of its preferential right to purchase up to its proportional share of the Asset, Seller shall have, or cause to have, Purchaser's deposit proportionately refunded based on the percentage of the Asset Kerr-McGee elects to purchase. The deposit shall, along with interest earned on the amount, be credited to the cash portion of the purchase price at closing.

     5. Notwithstanding anything herein to the contrary, failure by Purchaser to close on or before October 21, 1998 for any reason (other than Parties' failure to receive any required approval of CNOOC pursuant to ss.23.2 of the 04/36 Contract) shall result in the retention of the deposit by Seller as a break-up fee. In the event Purchaser cannot obtain the requisite approvals by October 21, 1998, the deposit shall be returned to Purchaser with interest earned on the account described in 4., above.

     6. Seller shall retain responsibility for cash calls issued by Kerr-McGee prior to March 31, 1998. For cash calls issued subsequent to March 31, 1998 and due prior to closing, Seller shall pay same and Purchaser shall reimburse Seller at closing with interest at the same rate as that earned on the escrow account described in 4., above.

     7. Seller shall retain its voting rights under the 04/36 Contract and the Joint Operating Agreement until closing; however, it will closely consult and coordinate its vote with Purchaser during this period. Purchaser agrees, pursuant to the December 2, 1997 Record of Vote of the 04/36 Operating Committee, it will not propose an Exclusive Operation (as defined in Article 5.13(A) of the 04/36 Operating Agreement) on the Contract Area prior to September 30, 1998. However, in the event Seller elects to participate solely at Purchaser's request in i) any part of the Work Program as proposed by Kerr-McGee, or ii) an Exclusive Operation in which Purchaser has agreed to participate, Purchaser will be responsible for and assumes Seller's share of such cash calls at Purchaser's sole risk. In the event closing does not take place and Purchaser funds Seller's share of such Exclusive Operation, the parties will enter into a farm-out agreement to transfer the interest subject to the Exclusive Operation or Purchaser.

     8. This Agreement is personal to Purchaser and may not be assigned without the consent of Seller.

     9. No Party will issue press releases or other public disclosure documents with regard to this Agreement or the transaction without prior written consent of the other Parties, unless required by law or regulation to make such public disclosure prior to receiving such consent.

     10. As soon as practicable after closing, Purchaser shall use all reasonable efforts to cause the release of the letter of guarantee attached to Exhibit A to this Agreement and issued by Guarantor to CNOOC on August 2, 1994. Upon closing, for the period from March 31, 1998 until the release of the letter of guarantee, Purchaser shall indemnify Guarantor for any liability arising out of the letter of guarantee.

          In the case of the Stock Transaction, Guarantor shall indemnify Purchaser for any liabilities of Seller other than liabilities arising out of the 04/36 Contract or the Operating Agreement.

     11. This Agreement is subject to the approval and right of first refusal of CNOOC pursuant to ss.23.2 of the 04/36 Contract which is appended to this Agreement in Both Chinese and English versions as Exhibits B-1 and B-2, respectively.

     12. This Agreement is further subject to all other applicable terms and conditions of the 04/36 Contract and any other Chinese governmental approvals which both Seller and Purchaser will work diligently to obtain. If all required approvals cannot be obtained by October 21, 1998, this Agreement shall terminate, subject to the obligations of paragraphs 5 and 7 above.

     13. This Agreement is also subject to the applicable portion of the Operating Agreement, attached as Exhibit C, among Kerr-McGee, Seller and Purchaser including the preferential right of Kerr-McGee to purchase a prorata share of the Asset or, in the event of a Stock Transaction, the shares. At closing, Seller shall assign to Purchaser all of Sellers' rights and obligations under the Operating Agreement.

     14.  Seller and Guarantor hereby represent and warrant to Purchaser that:

          A. Murphy Pacific Rim, Ltd., is a corporation duly organized, validly existing and in good standing under the laws of the Bahamas and has all requisite corporate power and authority to own the Assets and consummate the transaction contemplated by this Agreement. Murphy Pacific Rim, Ltd., is duly qualified to do business in and is in good standing in all jurisdictions in which ownership of the Assets make such qualification necessary.

          B.   Seller is the owner, beneficially and of record, of the Asset.

          C. All assignments, bills of sale and other conveyances of the Asset shall contain a special warranty of title (i.e., warranty by, through and under Seller, but not otherwise). Seller has not subjected the Asset to any mortgages, liens, encumbrances, security interests, options, charges or any restrictions whatsoever other than those imposed by the terms of the 04/36 Contract and Operating Agreement. SELLER MAKES NO WARRANTIES, EXPRESS OR IMPLIED, INCLUDING THE WARRANTY OF MERCHANTABILITY AND THE IMPLIED WARRANTY FOR A PARTICULAR PURPOSE,REGARDING THE WELLS FIXTURES,FACILITIES, EQUIPMENT, IMPROVEMENTS, MATERIALS AND OTHER PERSONAL PROPERTY LOCATED ON OR INCLUDED IN THE ASSET, AND THE SAME ARE TO BE SOLD ON AN "AS IS, WHERE IS" BASIS AND CONDITION.

          D. The Board of Directors of Seller has approved the sale of the Asset and the transaction contemplated hereby, and has authorized the execution and delivery hereon. This Agreement has been duly executed and delivered by Seller and Guarantor and constitutes the valid and binding obligation of Seller enforceable in accordance with its terms, subject only to the consents and approvals set forth in paragraph 12. Subject to obtaining such consents and approvals, neither the execution or delivery of this Agreement, the consummation of the transaction contemplated hereby, nor the compliance by Seller or Guarantor with any provisions hereof will violate any provisions of its respective Articles of Incorporation or by-laws or create any right in or to the Asset to any other person or entity.

          E. Except for the approvals set forth in paragraph 12 and the filing or issuance of deeds and conveyances assigning title to the Asset to Purchaser, at or before closing there is no permit, consent, approval or authorization of any governmental authority pending or outstanding which would prohibit or be required for the execution and delivery by Seller of this Agreement or the transfer of the Asset.

          F. Since March 31, 1998 there has been no adverse change in the Asset of which Seller has particular or unique knowledge which has not been disclosed by Seller to Purchaser or might reasonably be expected to have a material adverse effect on the Asset.

          G. No agent, broker, investment banker, person or firm acting on behalf of the Seller or under the authority of the Seller is or will be entitled to any broker's or finder's fee or any other commission of similar fee in connection with the sale by the Seller of the Assets which would be imposed on the transaction or affect the purchase price of the Asset.

     15.1 A. Sino-American Energy Corporation is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas and has the corporate power and authority to enter into this Agreement and consummate the transactions contemplated hereby.

          B. The Board of Directors of Sino-American Energy Corporation will have approved the transactions contemplated hereby and authorized the execution and delivery hereof. Neither the execution and delivery of this Agreement not the consummation of the transactions contemplated hereby, nor compliance by the Purchaser with any of the provisions hereof will violate any provision of the Articles of Incorporation or by-laws of Purchaser.

          C. Except as provided in paragraph 12, at or before closing there is no permit, consent, approval or authorization of any governmental authority pending or outstanding which would prohibit or be required for the execution and delivery by the Purchaser of this Agreement or the consummation by it of the transaction contemplated hereby other than approval of The Toronto Stock exchange which approval will be sought prior to closing.

          D. No agent, broker, investment banker, person or firm acting on behalf of the Purchaser or under the authority of the Purchaser is or will be entitled to any broker's or finder's fee or any other commission or similar fee which would be imposed on the transaction or affect the purchase price of the Asset.

     15.2 A. Pendaries Petroleum Ltd., is a corporation duly organized, validly existing and in good standing under the laws of the Province of New Brunswick, Canada, and has the corporate power and authority to enter into this Agreement and consummate the transactions contemplated hereby.

          B. The Board of Directors of Pendaries Petroleum Ltd. will have approved the transactions contemplated hereby and authorized the execution and delivery hereof. Neither the execution and delivery of this Agreement not the consummation of the transactions contemplated hereby, nor compliance by the Purchaser with any of the provisions hereof will violate any provision of the Articles of Incorporation or by-laws of Purchaser.

          C. Except as provided in paragraph 12, at or before closing there is no permit, consent, approval or authorization of any governmental authority pending or outstanding which would prohibit or be required for the execution and delivery by the Purchaser of this Agreement or the consummation by it of the transaction contemplated hereby other than approval of The Toronto Stock exchange which approval will be sought prior to closing.

          D. No agent, broker, investment banker, person or firm acting on behalf of the Purchaser or under the authority of the Purchaser is or will be entitled to any broker's or finder's fee or any other commission or similar fee which would be imposed on the transaction or affect the purchase price of the Asset.

     16.  A.   During the  period  commencing  on the  date of  the execution of this Agreement and continuing until the closing, Seller agrees that (i) without the prior written consent of Purchaser, Seller shall not effect any change in the Asset or enter into any transaction which would affect the Asset, other than as required under the 04/36 Contract and / or Operating Agreement, and (ii)
               Seller will maintain or cause to have maintained insurance as is presently maintained by the Seller to protect the Asset from loss or damage.

          B. Seller shall make available to Purchaser at closing Seller's geologic and geophysical records and files concerning the Asset including, but not limited to, maps, surveys, seismic information, electric logs, and reservoir studies, analysis, and interpretation. Purchaser shall have the right to make copies at its expense and during normal business hours of Seller of any such records of the Asset. Purchaser acknowledges and agrees that Seller does not represent or warrant the accuracy or completeness of any such records or files.

     17. All obligations of Purchaser which are to be discharged under this Agreement at the closing are subject to the Seller's fulfillment at the closing or effective as of the closing of each of the following conditions, unless expressly waived in writing by Purchaser at any time prior to closing:

          A. On the closing date, the representations and warranties of Seller and Guarantor shall be true in all material respects with the same effect as though such representations and warranties had been made as of that time and Purchaser shall have received at closing an affidavit dated the closing date, signed by an executive officer of Seller and Guarantor to that effect.

          B. Seller and Guarantor shall have performed and complied in all material respects with all covenants, agreements, and conditions stated in this Agreement and Purchaser shall have received an affidavit dated the closing date, signed by an executive officer of Seller and Guarantor to such effect.

          C. During the period from the date of this Agreement to the closing date the Asset has not suffered any material adverse change affecting the rights established under the 04/36 Contract and Purchaser shall have received an affidavit dated the closing date, signed by an executive officer of Seller to such effect.

          D. All corporate and other proceedings to be taken by Seller in connection with the transaction contemplated by this Agreement and all other documents incident thereto shall be reasonably satisfactory in form and substance to Purchaser and its counsel.

          E.   There shall be no action or  proceeding  pending or threatened to
               restrain  or  prevent  the   consummation   of  the   transaction
               contemplated by this Agreement.

          F. All necessary consents or governmental approvals described in paragraph 12 shall have been obtained.

          G. Seller shall execute, acknowledge and deliver to Purchaser (or its designee) an assignment, bill of sale and conveyance conveying to Purchaser (or its designee) the Asset in a form satisfactory to Purchase.

     18. All obligations of Seller which are to be discharged under this Agreement at the closing are subject to the Purchaser's fulfillment at the closing or effective as of the closing of each of the following conditions, unless expressly waived by Seller at any time prior to closing.

          A. On the closing date, the representations and warranties of Purchaser shall be true in all material respects with the same effect as though such representations and warranties had been made as of that time and Seller shall have received at closing an affidavit dated the closing date, signed by an executive officer of Purchaser to such effect.

          B. Purchaser shall have performed and complied in all material respects with all covenants, agreements, and conditions stated in this Agreement and Seller shall have received an affidavit dated the closing date, signed by an executive officer of Purchaser to such effect.

          C. All corporate and other proceedings to be taken by Purchaser in connection with the transaction contemplated by this Agreement and all other documents incident thereto shall be reasonably satisfactory in form and substance to Seller and its counsel.

          D.   There shall be no action or  proceeding  pending or threatened to
               restrain  or  prevent  the   consummation   of  the   transaction
               contemplated by this Agreement.

          E. All necessary consents or governmental approvals described in paragraph 12 shall have been obtained.

     19. Purchaser shall protect, defend, indemnify and hold Seller harmless from the payment of any claims, costs, expenses and liabilities, direct, contingent or otherwise ("Damages"), assessed against Seller which are attributable to the Assets and attributable to a period of time from and after March 31,1998, unless such Damages shall have been or relate to the period before March 31, 1998. Seller shall protect, defend, indemnify and hold Purchaser harmless from the payment of any Damages assessed against Purchaser which are attributable to the Assets and attributable to a period of time prior to March 31, 1998, except for plugging and abandoning liabilities which shall be the responsibility of the Purchaser.

          20.  This  Agreement may be terminated in the event of the  following:
               (i)    mutual  agreement of the Parties;
               (ii) inability to receive the necessary governmental approvals specified in paragraph 12 above; or
               (iii) election of Purchaser's Board of Directors not to go forward with the Agreement as provided in paragraph 13 or inability to obtain approval of The Toronto Stock Exchange.

               In the case of subparagraph (i) & (ii) above, the deposit, plus accrued interest, shall be refunded to Purchaser. If closing does not take place for any other reason attributable to Purchaser, Seller's sole remedy for Purchaser's failure to perform shall be termination of the Agreement and retention of the deposit.

          21. From time to time prior to and following the closing, at the request of any Party thereto and without further consideration, the other party or parties hereto shall execute and deliver to such requesting party instruments and documents and take such other action as the requesting party may reasonably request in order to consummate more fully and effectively the transaction contemplated hereby.

          22. This Agreement shall be governed by the laws of the Province of Alberta, Canada.

          23. This Agreement supersedes all prior oral or written agreements between seller and Purchaser and may only be modified by written agreement duly signed by both parties.

         WITNESS the hand of the parties by their duly authorized officers this 24 day of April, 1998.

PURCHASER:                                           SELLER:

PENDARIES PETROLEUM LTD                              MURPHY PACIFIC RIM, LTD.

By:   /s/ Robert E. Rigney                           By    /s/ Enoch L. Dawkins
      --------------------                                 --------------------
Name      Robert E. Rigney                           Name      Enoch L. Dawkins
Title      Chairman                                  Title      President

                                                     GUARANTOR:

SINO-AMERICAN CORPORATION                            MURPHY EXPLORATION &
                                                     PRODUCTION COMPANY
By:  /s/ Robert E. Rigney                            By    /s/ Enoch L. Dawkins
     --------------------                                  --------------------
Name     Robert E. Rigney                            Name      Enoch L. Dawkins
Title           Chairman                             Title      President


G:\LAND\WPDATA\FOREIGN\CHINA\1998\SLE0436\PSREV3.WPD

                                  EXHIBIT 10(b)

                            MURPHY PACIFIC RIM, LTD.
                            200 Peach Street (71730)
                                  P.O. Box 7000
                            El Dorado, Arkansas 71731

George M. Shirley
General Manager
Negotiations & New Business Development

December 21, 1998

Sino-American Energy Corporation
Pendaries Petroleum Ltd.
Suite 910, 8 Greenway Plaza
Houston, TX 77046
Attention:        Mr. Chuck Erickson

         RE:      China Block 04/36
                  Purchase and Sale Agreement dated 24 April, 1998 ("Agreement") & Amendment dated 31 July, 1998 ("First Amendment")

Gentlemen:

         Pursuant to our recent discussions, Murphy Pacific Rim, Ltd. and Murphy Exploration & Production Company (collectively, "Murphy") hereby agree to extend by ninety-one (91) days the "not later than" date for the closing of the transaction described in the above referenced Agreement and First Amendment. Closing shall take place at a mutually agreeable location on or before March 22, 1999. All references to December 21, 1998 in the First Amendment shall be changed to March 22, 1999. Except as amended hereby, the referenced Agreement and First Amendment shall remain in full force and effect.

         If the foregoing correctly set forth our understanding, please sign and return one copy of this letter.

                                         MURPHY PACIFIC RIM, LTD.

                                         By:  /s/ George M. Shirley
                                              ---------------------

                                         MURPHY EXPLORATION & PRODUCTION COMPANY

                                         By:  /s/ George M. Shirley
                                              ---------------------


Agreed and accepted this 21st day of December, 1998

SINO-AMERICAN ENERGY CORPORATION

By:  /s/ Robert E. Rigney
     --------------------

PENDARIES PETROLEUM LTD.

By:  /s/ Robert E. Rigney
     --------------------

                            MURPHY PACIFIC RIM, LTD.
                            200 Peach Street (71730)
                                  P.O. Box 7000
                            El Dorado, Arkansas 71731
                                  July 31, 1999

VIA U.S. MAIL AND FAX (713) 355-3511

Sino-American Energy Corporation
Pendaries Petroleum Ltd.
Suite 910, 8 Greenway Plaza
Houston, TX 77046
Attention:        Mr. Chuck Erickson
                                            RE:     Purchase and Sale Agreement
                                                    24 April, 1998 ("Agreement")
Gentlemen:

         Pursuant to your request, Murphy Pacific Rim, Ltd. and Murphy Exploration & Production Company (collectively, "Murphy") hereby agree to extend by sixty (60) days the "not later than" date for the closing of the transaction described in the above referenced agreement. Closing shall take place at a mutually agreeable location on or before December 21, 1998. All references to October 21, 1998 in the Agreement shall be changed to December 21, 1998.

         In consideration of this extension, Sino-American Energy Corporation and Pendaries Petroleum Ltd., (collectively "Purchaser") agree that the US $1,000,000 deposit previously paid by Purchaser to Murphy (together with interest subsequently earned thereon) has been fully earned by Murphy and will not be returned to Purchaser in the event the transaction does not close for any reason, (including without limitation the failure to receive requisite CNOOC or any other Chinese governmental approvals). In the event the transaction closes on or before December 21, 1998 the cash portion of the purchase price shall be credited (reduced) by the aforementioned $1,000,000, plus interest pursuant to clause 4 of the referenced agreement. Except as amended hereby, the referenced agreement shall remain in full force and effect.

         If the foregoing correctly set forth our understanding, please sign and return one copy of this letter.

                                         MURPHY PACIFIC RIM, LTD.

                                         By:  /s/ George M. Shirley
                                              ---------------------
                                         MURPHY EXPLORATION & PRODUCTION COMPANY

                                         By:  /s/ George M. Shirley
                                              ---------------------

Agreed and accepted this 21st day of December, 1998

SINO-AMERICAN ENERGY CORPORATION

By:  /s/ Robert E. Rigney
     --------------------
PENDARIES PETROLEUM LTD.

By:  /s/ Robert E. Rigney
     --------------------

                                   EXHIBIT 21


                LIST OF SUBSIDIARIES OF PENDARIES PETROLEUM LTD.


Sino-American Energy Corporation


Sino-American Overseas Resources Corp.


Pendaries Production, Inc.

                                  EXHIBIT 23(a)














                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation in this Form 10-K of our report dated February 9, 1999 included in the Pendaries Petroleum Ltd. annual consolidated financial statements for the year ended December 31, 1998 included in this Form 10-K.



                                                    /s/ Arthur Andersen LLP

                                                        ARTHUR ANDERSEN LLP



Houston, Texas
March 29, 1999

                                  EXHIBIT 23(b)
















                         CONSENT OF RYDER SCOTT COMPANY
                         INDEPENDENT PETROLEUM ENGINEERS


We hereby consent to the incorporation by reference to our reports entitled "Sino-American Energy Corporation, Estimates Reserves and Future Net Revenue Attributable to the CFD 2-1 and CFD 11-1 Fields, Bohai Bay, China, Constant and Escalated Pricing As of January 1, 1999" and "Pendaries Petroleum Ltd., Estimated Future Reserves and Revenue Attributable to Certain Properties in Canada Constant and Escalated Pricing as of January 1, 1999" and to the data extracted from our reports and the references to our firm relating to Pendaries Petroleum Ltd.
Annual Report on Form 10-K for the year ended December 31, 1998.

                                                       /s/ Ryder Scott & Company

                                                       RYDER SCOTT & COMPANY
                                                       PETROLEUM ENGINEERS

March 19, 1999

                                  EXHIBIT 23(c)















                        CONSENT OF EBS & ASSOCIATES, INC.
                         INDEPENDENT PETROLEUM ENGINEERS


We hereby consent to the incorporation by reference to our reports entitled "Reserve & Economic Potential Study, Bohai Bay & Pearl River, As of January 1, 1997, People's Republic of China, Constant Case" and "Reserve & Economic
Potential Study, Bohai Bay & Pearl River, As of January 1, 1998, People's Republic of China, Constant Case" and to the data extracted from our reports and the references to our firm relating to the Pendaries Petroleum Ltd. Form 10-K for the year ended December 31, 1998.

                                                      /s/ EBS & Associates, Inc.

                                                      EBS & ASSOCIATES, INC.
                                                      PETROLEUM ENGINEERS

March 24, 1999