Form 10-Q
period 1999-03-31
PENDARIES PETROLEUM LTD
filed 1999-04-21
CIK 1058254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934

                                -----------------

                           Commission File No. 1-14754

                                -----------------

                            PENDARIES PETROLEUM LTD.
             (Exact name of registrant as specified in its charter)


                                -----------------

                        PROVINCE OF NEW BRUNSWICK, CANADA
                 (State or other jurisdiction of incorporation)

        Internal Revenue Service - Employer Identification No. 52-2051576

                8 Greenway Plaza, Suite 910, Houston, Texas 77046
                                 (713) 355-2900

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         The total number of shares of the registrant's Common Shares, no par value, outstanding on March 31, 1999, was 8,829,470.

                            PENDARIES PETROLEUM LTD.


PART I - FINANCIAL INFORMATION                                             PAGE

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 1999
          (Unaudited) and December 31, 1998....................................3

          Statements of Consolidated Operations and Deficit for the
          three months ended March 31, 1999 (Unaudited)
          With Comparative Figures for the Preceding Year......................4

          Consolidated Statements of Cash Flows
          for the three months ended March 31, 1999 (Unaudited) With
          Comparative Figures for the Preceding Year...........................5

          Notes to Consolidated Financial Statements (Unaudited)...............6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk........None


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings.................................................None

 Item 2.  Changes in Securities and Use of Proceeds.........................None

 Item 3.  Defaults Upon Senior Securities...................................None

 Item 4.  Submission of Matters to a Vote of Security Holders...............None

 Item 5.  Other Information.................................................None

 Item 6.  Exhibits and Reports of Form 8-K..................................None


SIGNATURES....................................................................15

PART I:
           ITEM 1.            FINANCIAL STATEMENTS

                            PENDARIES PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 1999 and December 31, 1998

                        (All figures are in U.S. dollars)

                                                                            March 31,         December 31,
                                                                              1999                1998
                                          ASSETS                           (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                           $       7,326,055     $   7,873,280
   Accounts receivable                                                           149,011           105,750
   Prepaid expenses and other assets                                             253,601           208,451
                                                                       -----------------    --------------

                                                                               7,728,667         8,187,481
                                                                       -----------------    --------------
PROPERTY AND EQUIPMENT
   Oil and gas properties, recorded under the full cost method
     Proved                                                                   10,337,926         7,890,804
     Unproved                                                                 11,019,615        13,238,236
   Furniture, fixtures and office equipment                                      168,166           169,938
   Accumulated depreciation, depletion and amortization                         (691,499)         (644,449)
                                                                       ------------------   --------------

                                   Net property and equipment                 20,834,208        20,654,529
                                                                       -----------------    --------------

                                   Total Assets                        $      28,562,875     $  28,842,010
                                                                       ==================== ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $          42,429     $      44,627
   Accrued liabilities                                                           129,469           115,235
                                                                       -----------------    --------------

                      Total current liabilities                                  171,898           159,862
                                                                       -----------------    --------------

SHAREHOLDERS' EQUITY
   Common shares
     Authorized, unlimited number of common shares
     Issued 8,829,470 and 8,781,970 common shares, respectively               32,530,051        32,501,842
     Deficit                                                                  (4,139,074)       (3,819,694)
                                                                       ------------------   --------------

                     Total sharesholders' equity                              28,390,977        28,682,148
                                                                       -----------------    --------------

                     Total liabilities and shareholders' equity        $      28,562,875    $   28,842,010
                                                                       =================    ==============


  The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                        (All figures are in U.S. dollars)





                                                                      For the           For the
                                                                    Three-Month        Three-Month
                                                                    Period Ended       Period Ended
                                                                      March 31,         March 31,
                                                                        1999              1998
                                                                  ----------------  ---------------
                                                                      (Unaudited)      (Unaudited)
REVENUE
   Oil and gas income                                             $        100,791  $       112,854
                                                                  ----------------  ---------------

EXPENSES
   Oil and gas operating expenses                                           95,160           53,444
   General and administrative expenses                                     376,097          534,633
   Depreciation, depletion and amortization                                 47,751           85,166
   Exchange gain                                                           (10,063)            (761)
   Stock option settlement                                                     -            450,000
                                                                  ----------------  ---------------
                                                                           508,945        1,122,482
                                                                  ----------------  ---------------
OTHER INCOME
   Interest income                                                          88,774          178,394
                                                                  ----------------  ---------------


NET LOSS                                                                  (319,380)        (831,234)

DEFICIT, beginning of period                                            (3,819,694)      (1,109,316)
                                                                  ----------------- ----------------

DEFICIT, end of period                                            $     (4,139,074) $    (1,940,550)
                                                                  ================= ================

NET LOSS PER SHARE
   Basic                                                          $           (.04) $          (.09)
                                                                  ================= ================
   Fully diluted                                                  $           (.04) $          (.09)
                                                                  ================= ================



  The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All figures are in U.S. dollars)

                                                                       For the          For the
                                                                     Three-Month      Three-Month
                                                                     Period Ended     Period Ended
                                                                       March 31,         March 31,
                                                                         1999              1998
                                                                      (Unaudited)      (Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                      $        (319,380) $      (831,234)
   Items not affecting cash
     Depreciation, depletion and amortization                               47,751           85,166
     Changes in non-cash working capital items-
        Accounts receivable                                                (43,261)         (54,101)
        Accounts payable                                                    (2,198)         (47,296)
        Accrued liabilities                                                 42,443          556,941
        Prepaid expenses and other assets                                  (45,150)         (21,221)
                                                                  -----------------  ---------------

                   Net cash used in operating activities                  (319,795)        (311,745)
                                                                  -----------------  ---------------

CASH FLOW USED IN INVESTING ACTIVITIES
   Additions to unproved oil and gas properties                           (228,501)      (1,511,813)
   Additions to furniture, fixtures and office equipment                     1,071          (19,880)
                                                                  ----------------  ----------------

                  Net cash used in investing activities                   (227,430)      (1,531,693)
                                                                  ----------------  ----------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds from exercise of common stock options                          -             29,500
   Cumulative translation effects                                              -             12,886
                                                                  ----------------  ---------------

                  Net cash provided by financing activities                    -             42,386
                                                                  ----------------  ----------------


DECREASE IN CASH AND CASH EQUIVALENTS                                     (547,225)      (1,801,052)

CASH AND CASH EQUIVALENTS, beginning of period                           7,873,280       15,133,285
                                                                  ----------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                          $      7,326,055  $    13,332,233
                                                                  ================  ===============



  The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)
                        (All figures are in U.S. dollars)


1.   Nature of Operations

     Pendaries Petroleum Ltd. ("Pendaries" or "the Company"), a New Brunswick, Canada corporation, is a holding company whose primary interests are in exploration, development and production of oil and gas properties in the People's Republic of China.

2.   NATURE OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The Company completed an initial public offering and became a public company in Canada on December 12, 1996.

     The consolidated interim financial statements included herein have been prepared by Pendaries without audit and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period. These statements are presented on a basis consistent with annual audited consolidated financial statements. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual financial statements.

     The consolidated financial statements include the accounts of Pendaries, Pendaries Production, Inc., Sino-American Energy Corporation (Sino-American) and Sino-American Overseas Energy Corporation. All significant intercompany transactions and balances have been eliminated.

     The Company's registration statement filed on Form 20-F was declared effective by the U.S. Securities and Exchange Commission in June 1998. This permitted the Company to list its common shares for trading on the American Stock Exchange.

3.       OIL AND GAS PROPERTIES - BOHAI BAY, CHINA

     Laopu Block Relinquishment - On March 19, 1999, the Company received a recommendation from Kerr-McGee Corporation ("Kerr-McGee" or the "Operator"), to terminate the petroleum contract (the "PC") on the Laopu Block in the Bohai Bay, China which covers approximately 78,000 gross acres. All obligations have been fulfilled on this block and the Company has approved the recommendation.

     Block 05/36 - On March 4, 1999, the Operator and China National Offshore Oil Corp. ("CNOOC") agreed to extend the PC on Block 05/36 into its second phase which covers the period March 31, 1999 to February 28, 2001. Block 05/36 is located in the Bohai Bay, China and covers approximately 415,000 gross acres. Under the terms of the PC, the foreign contractors are required to relinquish 25% of the acreage in the block upon electing to proceed to the second exploration phase. The Operator is negotiating the acreage to be relinquished with CNOOC at this time. The Company does not believe that the relinquishment will materially affect the future potential of the block. Entry into the second exploration phase carries with it a bonus payment to CNOOC of U.S. $250,000 (U.S. $37,500 net to Pendaries) and a one well commitment to be drilled during the second phase period by the foreign contractors.

4.   COMMON SHARES

     Issuance of Stock Options

     In February 1999, certain outside directors of Pendaries were granted stock options for a total of 107,100 common shares. The exercise price is U.S. $0.59 per common share and the options expire on March 9, 2004. On March 9, 1999, 84,500 stock options were issued under the February 1999 grant as a result of two directors electing to forego their respective stock option grants.

     Issuance of Common Shares

     In February 1999, certain outside directors of Pendaries were granted 62,500 common shares as compensation. The value of the share compensation was U.S. $36,875 and was accrued at December 31, 1998. On March 9, 1999, 47,500 shares of stock were issued under the February 1999 grant as a result of two directors electing to forego their respective stock compensation grants. The value of the shares issued was $28,209.

     Stock Option Settlement

     In connection with litigation with the former president of Sino-American over the number of stock options to which the former president was entitled, in April 1998, the parties entered into a Settlement Agreement pursuant to which the former president received $450,000 (which was accrued as of March 31, 1998) and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, contains terms substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996.

5.   MURPHY AGREEMENT

     On April 24, 1998, Sino-American and the Company entered into an agreement with Murphy Exploration & Production Company ("Murphy") to purchase its 45% interest in Block 04/36 (the "Murphy Agreement"), which was extended to December 21, 1998 and then to March 22, 1999. The Murphy Agreement provided that the Company would pay a total of $38 million for Murphy's interest; $35 million of the consideration was to be paid in cash and $3 million in Pendaries Common Shares. Due to the adverse change in the condition of the oil and gas industry subsequent to the signing of the Murphy Agreement, the Company elected not to go forward with the agreement subsequent to March 22, 1999. The Company's only obligation in the transaction was restricted to the forfeiture of a non-refundable deposit of $1 million made in April 1998.

6.   RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These consolidated financial statements are expressed in U.S.dollars, which is the functional currency in all areas of operation, and are prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conform in all material respects with those in the United States ("U.S. GAAP") for the years presented, except as outlined below.

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

     If U.S.GAAP had been applied instead of Canadian GAAP, the Company would have recognized an impairment of its oil and gas properties in Canada in the amount of U.S.$549,555 and $2,195,799 in China in 1998. As a result of increased oil and gas prices during the quarter ended March 31, 1999 and consideration of the impairment discussed in the preceding sentence, there were no material differences between Canadian GAAP and U.S. GAAP during the quarters ended March 31, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere and with the Company's Form 10-K for the year ended December 31, 1998.

ACCOUNTING POLICIES

The unaudited consolidated financial statements and notes thereto included herein have been prepared in accordance with Canadian GAAP.

As of March 31, 1999, the Company's revenues were derived from interest income and oil and gas production related to its activities in Canada. Accumulated losses are presented on the balance sheet as "Deficit." The unaudited statements of operations present revenues and expenses for the quarter in comparison with the same period for the previous year. The unaudited statements of changes in cash flow shows the inflows and outflows for the period comparatively with those of the previous year.

The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all costs incurred in connection with the exploration and development of oil and gas reserves are capitalized in separate cost centers on a country-by-country basis. Such capitalized costs include contract and concession acquisition; geological, geophysical and other exploration work; drilling, completing and equipping oil and gas wells; constructing production facilities and pipelines; and other related costs. The Company also capitalizes interest costs related to unevaluated oil and gas properties.

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

CHINESE TAXES

The Company's future net income, as defined under Chinese law, from Chinese sources, will be subject to Chinese corporate income tax at a rate of 33%. In accordance with the terms of the tax treaty between the U.S. and China, such taxes are creditable to U.S.corporate income taxes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 and 1998:

The Company incurred a net loss of $319,380 and $831,234 for the quarters ended March 31, 1999 and 1998, respectively. The $511,854 decrease in net loss was a result of the following:

Oil and gas income from the Company's properties located in Alberta, Canada, decreased from $112,854 in the first quarter ended March 31, 1998 to $100,791 for the same period in 1999. The $12,063 decrease was due to lower oil and natural gas prices.

Interest income decreased by $89,620 from $178,394 in the first quarter of 1998 to $88,774 in the first quarter of 1999. The decrease was due to the reduction of cash available for investment in 1999.

Oil and gas operating expenses increased from $53,444 for the first quarter of 1998 to $95,160 for the same period in 1999. The increase was due to workover operations carried out in 1999 on a well located in the Wintering Hills Field in Alberta, Canada.

General and administrative expenses decreased from $534,633 in the first quarter of 1998 to $376,097 in the first quarter of 1999. The $158,536 decrease was due primarily to decreased salaries and related costs, cost savings in connection with the closing of the Toronto office in 1998, and reduced outside legal and professional costs.

During the three months ended March 31, 1998, the Company recorded the settlement of litigation with the former president of its wholly owned subsidiary, Sino-American Energy Corporation, over the number of stock options to which the former president was entitled, and in April 1998, the parties entered into a Settlement Agreement pursuant to which the former president received $450,000 and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, contains terms substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996. The $450,000 settlement amount was charged to expense as of March 31, 1998. There were no such expenses in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

From inception (July 5, 1994) the Company's capital by year is shown below. Of the total, $30,977,761 represents cash raised by issuance of common shares, $1,325,000 represents oil and gas properties paid for by issuance of common shares, and $227,290 represents services paid for by issuance of common shares.



                   Common
                   Share           Exercise of      Exercise of
     Period        Equity           Warrants          Options          Total
     ------        ------           --------          -------          -----

Year - 1995     $ 3,287,500         $    -         $       -       $  3,287,500
Year - 1996      22,812,658              -             20,000        22,812,658
Year - 1997          68,000         944,488         5,196,115         6,208,603
Year - 1998         131,081              -             42,000           173,081
Year - 1999          28,209              -                 -             28,209
               ------------        --------        ----------      ------------
      Totals    $26,327,448        $944,488        $5,258,115      $ 32,530,051
                ===========        ========        ==========      ============

During the same periods, the Company incurred capital expenditures as follows:

                 Oil and Gas      Oil and Gas         Furniture,
                  Properties       Properties         Fixtures and
     Period         Canada           China            Equipment         Total

Year - 1995     $        -     $  3,597,631         $  59,758      $  3,657,389
Year - 1996       1,966,088       2,981,853            62,613         5,010,554
Year - 1997              -        7,739,641           105,286         7,844,927
Year - 1998              -        4,843,827           (57,719)        4,786,108
Year - 1999              -          228,501            (1,772)          226,729
                -----------    ------------         ---------      ------------
      Totals    $ 1,966,088    $ 19,391,453         $ 168,166      $ 21,525,707
                ===========    ============         =========      ============

After capital expenditures and funds used in operations the Company had cash of $7,326,055 at March 31, 1999. There is no credit facility with a financial institution or any other outstanding debt.

YEAR 2000 DISCLOSURE
The Year 2000 issues relate to the problems associated with the inability of computer programs and equipment to properly calculate, store or use dates after December 31, 1999. Hardware and software systems which only use a two-digit convention for keeping track of dates would improperly interpret the Year 2000 as the Year 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business. In response to the Year 2000 issues, the Company has developed a strategic plan divided into the following phases: inventory assessment and review of vendor representations, in-house testing, third party integration and development of a contingency plan.

The Company has completed this initial assessment phase by compiling an inventory listing of all in-house systems and reviewing all vendor representations regarding the Year 2000 that the Company has received to date. The licensor of the Company's in-house software system has certified that such software is programmed to properly address Year 2000 scenarios. In addition, the initial assessment has shown that less critical in-house software and non-information technology or equipment is either not date sensitive or is capable of addressing the Year 2000. Based on the initial review and reliance on vendor representations, the Company is predicting that all such in-house systems will perform their respective functions in a customary manner when faced with Year 2000 scenarios. In addition, the Company has determined that functions which have been out-sourced to third parties, consisting mainly of processing needs, are performed by systems purchased within the last few years and are programmed to recognize the Year 2000.

The Company conducted its in-house testing phase, reviewing core systems and core-non-information technology. To date, the Company has not encountered any system disruption during testing, and therefore, the Company expects that the performance of such systems will not be substantially disrupted by Year 2000 scenarios. However, being primarily involved in the acquisition, development and exploration of oil and gas internationally, the "mission critical" equipment and technology of the operators of the Company's properties rely on external power sources, such as electricity, supplied by third parties. The Company is relying upon representations by these operators that no material disruption of services are anticipated as a result of the Year 2000. However, the most reasonably worst case Year 2000 scenario for the Company would involve a disruption of third party services affecting the productivity of core equipment, which could result in substantial decrease in the Company's oil and gas production. Such event could result in a business interruption that could affect the Company's production payments from its Alberta properties.

In addition to its internal review and testing, the Company is communicating with its third party suppliers, service providers and customers to determine the status of their Year 2000 compliance programs. The Company has received and is relying on Year 2000 readiness reports periodically issued by various third parties, such as financial services providers. The Company will continue to have formal communications with its significant suppliers and business partners to determine the extent to which the Company is vulnerable to either the third parties' or its own failure to correct Year 2000 issues. Third party notification and integration is expected to be completed during the second quarter of 1999. To date, approximately 75% of these third parties have responded and have provided favorable representations as to their Year 2000 readiness. These third parties have received similar representations from the Company. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems, based on representations received to date, the Company does not foresee material disruptions in the Company's business as a result of Year 2000 issues involving third parties.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expert, " "predict, " "anticipate, " "projected, " "should, " "assume, " "believe, " or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - N/A

Item 2.  Changes in Securities - N/A

Item 3.  Defaults Upon Senior Securities - N/A

Item 4.  Submission of Matters to a Vote of Security Holders - N/A

Item 5.  Other Information - N/A

Item 6.  Exhibits and Reports on Form 8-K - N/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PENDARIES PETROLEUM LTD.



Date:   April 21, 1999                    By:   /s/Bobby J. Fogle
                                          -----------------------
                                                Bobby J. Fogle
                                                Vice President, Finance and
                                                Chief Financial Officer