Form 10-Q
period 1999-06-30
PENDARIES PETROLEUM LTD
filed 1999-08-11
CIK 1058254

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

            The total number of shares of the registrant's Common Shares, no par value, outstanding on June 30, 1999, was 8,879,470.

                            PENDARIES PETROLEUM LTD.


PART I - FINANCIAL INFORMATION                                             PAGE

 Item 1. Financial Statements

         Consolidated Balance Sheets as of June 30, 1999
         (Unaudited) and December 31, 1998....................................3

         Consolidated Statements of Operations for the
         three and six months ended June 30, 1999
         With Comparative Figures for the Preceding Year (Unaudited)..........4

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1999
         With Comparative Figures for the Preceding Year (Unaudited)..........5

         Notes to Consolidated Financial Statements (Unaudited)...............6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........None


PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings...................................................14

 Item 2. Changes in Securities and Use of Proceeds...........................14

 Item 3. Defaults Upon Senior Securities.....................................14

 Item 4. Submission of Matters to a Vote of Security Holders.................14

 Item 5. Other Information...................................................14

 Item 6. Exhibits and Reports of Form 8-K....................................14


SIGNATURES...................................................................15

PART I:
          Item 1.             FINANCIAL STATEMENTS

                            PENDARIES PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1999 and December 31, 1998

                        (All figures are in U.S. dollars)

                                                                                         June 30,                December 31,
                                                                                           1999                      1998
                                                                                 ------------------      ------------------------
                                           ASSETS                                      (Unaudited)
                                           ------
CURRENT ASSETS
   Cash and cash equivalents                                                     $              6,732,350      $        7,873,280
   Accounts receivable                                                                            148,311                 105,750
   Prepaid expenses and other assets                                                              252,653                 208,451
                                                                                 ------------------------     -------------------

                                   Total current assets                                         7,133,314               8,187,481
                                                                                 ------------------------     -------------------

PROPERTY AND EQUIPMENT
   Oil and gas properties, recorded under the full cost method
     Proved                                                                                    10,337,926               7,890,804
     Unproved                                                                                  11,298,375              13,238,236
   Furniture, fixtures and office equipment                                                       168,679                 169,938
   Accumulated depreciation, depletion and amortization                                          (733,800)               (644,449)
                                                                                 -------------------------    -------------------

                                   Net property and equipment                                   21,071,180             20,654,529
                                                                                 -------------------------    -------------------

                                   Total Assets                                       $         28,204,494       $     28,842,010
                                                                                      ====================    ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                              $                 37,400     $            44,627
   Accrued liabilities                                                                             38,206                 115,235
                                                                                 ------------------------     -------------------

                                   Total current liabilities                                       75,606                 159,862
                                                                                 ------------------------     -------------------

SHAREHOLDERS' EQUITY
   Common shares
     Authorized, unlimited number of common shares
     Issued 8,879,470 and 8,781,970 common shares, respectively                                32,580,051              32,501,842
     Deficit                                                                                   (4,451,163)             (3,819,694)
                                                                                 -------------------------    -------------------

                                   Total sharesholders' equity                                 28,128,888              28,682,148
                                                                                 ------------------------     -------------------

                                   Total liabilities and shareholders' equity    $             28,204,494     $        28,842,010
                                                                                 ========================     ===================

  The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (All figures are in U.S. dollars)
                                   (Unaudited)

                                                            For the                                     For the
                                                          Three-Month                                  Six-Month
                                                         Period Ended                                 Period Ended
                                                           June 30,                                     June 30,
                                                           --------                                     --------

                                                    1999                 1998                  1999                1998
                                                    ----                 ----                  ----                ----
REVENUE
  Oil and gas income                        $      71,050        $      102,864          $    172,265        $    215,718
                                            ----------------     -----------------       ----------------    ---------------

EXPENSES
  Oil and gas operating expenses                   61,208                38,210               156,849              91,653
  General and administrative expenses             381,357               668,427               757,277           1,203,060
  Depreciation, depletion and amortization         42,301                94,832                90,053             179,998
  Exchange gain                                   (25,691)              (28,178)              (35,846)            (28,939)
  Stock option settlement                              -                     -                     -              450,000
                                            ----------------      ----------------       -----------------   ----------------
                                            $     459,175         $     773,291          $    968,333        $  1,895,772
                                            ----------------      ----------------       -----------------   ----------------
OTHER INCOME
  Interest Income                                  76,036               142,425               164,599             320,819
                                            ----------------      ----------------       -----------------   ----------------


NET LOSS                                         (312,089)             (528,002)             (631,469)         (1,359,235)
                                            ================      ================       =================   ================


NET LOSS PER SHARE
  Basic                                     $        (.04)        $        (.06)         $       (.07)       $       (.15)
                                            ================      ================       =================   ================
  Fully diluted                             $        (.04)        $        (.06)         $       (.07)       $       (.15)
                                            ================      ================       =================   ================


The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All figures are in U.S. dollars)
                                  (Unaudited)

                                                                                              For the                For the
                                                                                             Six-Month              Six-Month
                                                                                            Period Ended          Period Ended
                                                                                              June 30,               June 30,
                                                                                                1999                   1998
                                                                                                ----                   ----

CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                      $            (631,469)  $          (1,359,235)
   Items not affecting cash:
      Depreciation, depletion and amortization                                                  90,053                 179,998
      Changes in non-cash working capital items-
         Accounts receivable                                                                   (42,561)                  4,477
         Accounts payable                                                                       (7,227)                (68,853)
         Accrued liabilities                                                                   (48,820)               (111,196)
         Prepaid expenses and other assets                                                     (44,202)                (53,366)
                                                                                 ----------------------  ----------------------
                             Net cash used in operating activities                            (684,226)             (1,408,175)
                                                                                 ----------------------  ----------------------

CASH FLOW USED IN INVESTING ACTIVITIES
   Additions to unproved oil and gas properties                                               (507,261)             (3,673,925)
   Additions to furniture, fixtures and office equipment                                           557                 (54,654)
                                                                                 ---------------------   ----------------------
                             Net cash used in investing activities                            (506,704)             (3,728,579)
                                                                                 ----------------------  ----------------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds from exercise of common stock options                                           50,000                  42,000
   Deferred financing costs                                                                       -                   (206,794)
   Cumulative translation effects                                                                 -                      2,213
                                                                                 ---------------------   ---------------------
                            Net cash provided by financing activities                           50,000                (162,581)
                                                                                 ---------------------   ----------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                       (1,140,930)             (5,299,335)

CASH AND CASH EQUIVALENTS, beginning of period                                               7,873,280              15,133,285
                                                                                 ---------------------   ---------------------
CASH AND CASH EQUIVALENTS, end of period                                         $           6,732,350   $           9,833,950
                                                                                 =====================   =====================



 The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)
                        (All figures are in U.S. dollars)


1.    Nature of Operations
      --------------------

      Pendaries Petroleum Ltd. ("Pendaries" or "the Company"), a New Brunswick, Canada corporation, is a holding company whose primary interests are in exploration, development and production of oil and gas properties in the People's Republic of China.

2.    NATURE OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
      ------------------------------------------------------

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

3.    OIL AND GAS PROPERTIES - BOHAI BAY, CHINA
      -----------------------------------------

      Laopu Block Relinquishment - During the first quarter of 1999, the petroleum contract on the Laopu Block in the Bohai Bay, China, covering approximately 78,000 gross acres was terminated by Pendaries and the other foreign contractors. All obligations had been fulfilled on this block.

      Block 05/36 -On March 4, 1999, the Operator,Kerr-McGee, and China National Offshore Oil Corp. ("CNOOC") agreed to extend the petroleum contract on Block 05/36 into its second phase which covers the period March 31, 1999 to February 28, 2001. Block 05/36 is located in the Bohai Bay, China and covers approximately 415,000 gross acres. Under the terms of the petroleum contract, the foreign contractors are required to relinquish 25% of the acreage in the block upon electing to proceed to the second exploration phase. The Operator is negotiating the acreage to be relinquished with

     CNOOC at this time. The Company does not believe that the relinquishment will materially affect the future potential of the block. Entry into the second exploration phase carries with it a bonus payment to CNOOC of $250,000 ($37,500 net to Pendaries) and a one well commitment to be drilled during the second phase period by the foreign contractors.

4.    COMMON SHARES
      -------------

      Issuance of Stock Options
      -------------------------

      In February 1999, certain outside directors of Pendaries were granted options to purchase an aggregate of 107,100 common shares. The exercise price of the options is $0.59 per common share and have an expiration date of March 9, 2004. On March 9, 1999, 84,500 options were issued under the February 1999 grant as a result of two former directors electing to forego their respective stock option grants. There were no stock options issued under the Stock Option Plan in the second quarter of 1999.

      Issuance of Common Shares
      -------------------------

      In February 1999, certain outside directors of Pendaries were granted 62,500 common shares as compensation for directors' fees. The value of the share compensation was $36,875 and was accrued at December 31, 1998. On March 9, 1999, 47,500 shares were issued under the February 1999 grant as a result of two former directors electing to forego their respective stock compensation grants. The value of the shares issued was $28,209. There were no shares issued under the Stock Compensation Plan in the second quarter of 1999.

      Stock Option Exercise and Cancellations
      ---------------------------------------

      In June 1999, a director exercised 50,000 Sino-American options at an exercise price of $1.00 per share for total proceeds to the Company of $50,000. Pursuant to the Exchange Rights Agreement between the Company and Sino-American, the 50,000 Sino-American shares issued as a result of the exercise will be converted to 50,000 common shares of the Company. On June 30, 1999, 80,000 Sino-American options, 50,000 of which were owned by the same director, expired unexercised. Additionally, 3,500 options to purchase shares of the Company, granted under the Company's Stock Option Plan, and held by a former employee expired unexercised. As a result of the expiration of 83,500 shares of unexercised options, the number of fully diluted shares of the Company is reduced to 9,968,470 from 10,051,970.

      Stock Option Settlement
      -----------------------

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

      Net Loss Per Share
      ------------------

      Basic net loss per share is calculated on the basis of the weighted average common shares outstanding for the three and six month periods ended June 30, 1999 and 1998 respectively. The Company's stock options were not included in the computation of fully diluted net loss per share because to do so would have been antidilutive for the periods presented.

5.    MURPHY AGREEMENT
      ----------------

      On April 24, 1998, Sino-American and the Company entered into an agreement with Murphy Exploration & Production Company ("Murphy") to purchase its 45% interest in Block 04/36 (the "Murphy Agreement"), which was extended to December 21, 1998 and then to March 22, 1999. The Murphy Agreement provided that the Company would pay a total of $38 million for Murphy's interest; $35 million of the consideration was to be paid in cash and $3 million in Pendaries Common Shares. Due to the adverse change in the condition of the oil and gas industry subsequent to the signing of the Murphy Agreement, the Company elected on March 22, 1999 to let the agree-ment expire. The Company's non-refundable deposit of $1 million paid to Murphy in April 1998 has been recorded as an additional investment in its oil and gas properties related to this opportunity to increase its interest in Block 04/36.

6.    RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
      ------------------------------------------------------------------------

      These consolidated financial statements are expressed in U.S. dollars, which is the functional currency in all areas of operation, and are prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conform in all material respects with those in the United States ("U.S.GAAP") for the periods presented, except as outlined below.

      Oil and Gas Properties
      ----------------------

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

      If U.S. GAAP had been applied instead of Canadian GAAP, the Company would have recognized an impairment of its oil and gas properties in Canada in the amount of $549,555 and $2,195,799 in China in 1998. There were no material differences between Canadian GAAP and U.S. GAAP during the quarters ended June 30,1999 and 1998.

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

     As of June 30, 1999, the Company's revenues were derived from interest income and oil and gas production related to its activities in Canada. Accumulated losses are presented on the balance sheet as "Deficit." The unaudited statements of operations present revenues and expenses for the quarter and year to date in comparison with the same periods for the previous year. The unaudited statements of cash flows show the inflows and outflows for the period comparatively with those of the previous year.

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

     RESULTS OF OPERATIONS

     Three Months Ended June 30, 1999 and 1998:

     The Company incurred a net loss of $312,089 and $528,002 for the three months ended June 30, 1999 and 1998, respectively. The $215,913 decrease in net loss was a result of the following:

     Oil and gas income from the Company's properties located in Alberta, Canada, decreased from $102,864 for the three months ended June 30, 1998 to $71,050 for the same period in 1999. The $31,814 decrease was due to loss of income from the Morinville Field in Alberta,Canada, relating to workover operations carried out on that field and normal reservoir depletion.

     Oil and gas operating expenses increased from $38,210 for the three months ended June 30, 1998 to $61,208 for the same period in 1999. The increase was due to workover operations carried out in 1999 on a well located in the Morinville Field in Alberta, Canada.

     General and administrative expenses decreased from $668,427 in the second three months of 1998 to $381,357 for the comparable period of 1999. The $287,070 decrease was due primarily to reduced salaries and related costs, cost savings in connection with the closing of the Toronto, Canada office, and reduced outside legal and professional costs.

     Interest income decreased by $66,389 from $142,425 in the three month period ended June 30, 1998 to $76,036 for the comparable period of 1999. The decrease was due to the reduction of cash available for investment in 1999.

     Six Months Ended June 30, 1999 and 1998:

     The Company incurred a net loss of $631,469 and $1,359,235 for the six months ended June 30, 1999 and 1998, respectively. The $727,766 decrease in net loss was a result of the following:

     Oil and gas income from the Company's properties located in Alberta, Canada, decreased from $215,718 for the six months ended June 30, 1998 to $172,265 for the same period in 1999. The $43,453 decrease was due to loss of income from the Wintering Hills Field and the Morinville Field in Alberta, Canada, relating to workover operations carried out on the two fields as well as natural reservoir depletion.

     Oil and gas operating expenses increased from $91,653 for the six months ended June 30, 1998 to $156,849 for the same period in 1999. The increase was due to workover operations carried out in 1999 on one well located in each of the Wintering Hills and Morinville fields in Alberta, Canada.

     General and administrative expenses decreased from $1,203,060 in the first six months of 1998 to $757,277 for the comparable period of 1999. The $445,783 decrease was due primarily to reduced salaries and related costs, cost savings in connection with the closing of the Toronto, Canada office, and reduced outside legal and professional costs.

     During the six months ended June 30, 1998, the Company recorded the settlement of litigation with the former president of its wholly owned subsidiary, Sino-American Energy Corporation, over the number of stock options to which the former president was entitled, and in April 1998, the parties entered into a Settlement Agreement pursuant to which the former president received $450,000 and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, contains terms substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996. The $450,000 settlement amount was charged to expense as of March 31, 1998. There were no such expenses in the first six month period of 1999.

     Interest income decreased by $156,220 from $320,819 in the six month period ended June 30, 1998 to $164,599 for the comparable period of 1999. The decrease was due to the reduction of cash available for investment in 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     From inception (July 5, 1994) the Company's capital by year is shown below. Of the total, $31,027,761 represents cash raised by issuance of common shares, $1,325,000 represents oil and gas properties paid for by issuance of common shares, and $227,290 represents services paid for by issuance of common shares.

                               Common
                               Share              Exercise of            Exercise of
         Period                Equity               Warrants               Options               Total
         ------                ------               --------               -------               -----
       Year - 1995          $ 3,287,500         $        -         $            -            $  3,287,500
       Year - 1996           22,812,658                  -                  20,000             22,832,658
       Year - 1997               68,000             944,488              5,196,115              6,208,603
       Year - 1998              131,081                  -                  42,000                173,081
       Year - 1999               28,209                  -                  50,000                 78,209
                           ------------         -----------        ---------------           ------------
                 Totals    $ 26,327,448         $   944,488        $     5,308,115           $ 32,580,051
                           ============         ===========        ===============           ============

During the same periods, the Company incurred capital expenditures as follows:

                             Oil and Gas          Oil and Gas            Furniture,
                              Properties           Properties           Fixtures and
         Period                Canada                China               Equipment               Total
         ------                ------                -----               ---------               -----
       Year - 1995         $        -           $  3,597,631       $        59,758           $  3,657,389
       Year - 1996            1,966,088            2,981,853                62,613              5,010,554
       Year - 1997                  -              7,739,641               105,286              7,844,927
       Year - 1998                  -              4,843,827               (57,719)             4,786,108
       Year - 1999                  -                507,261                (1,259)               506,002
                           ------------         ------------       ---------------           ------------
                  Totals   $  1,966,088         $ 19,670,213       $       168,679           $ 21,804,980
                           ============         ============       ===============           ============

     After capital expenditures and funds used in operations the Company had cash of $6,732,350 at June 30, 1999. There is no credit facility with a financial institution or any other outstanding debt.

     YEAR 2000 DISCLOSURE

     The Year 2000 issue relates to the problems associated with the inability of computer programs and equipment to properly calculate, store or use dates after December 31, 1999. Hardware and software systems which only use a two-digit convention for keeping track of dates would improperly interpret the Year 2000 as the Year 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to engage in normal business. In response to the Year 2000 issue, the Company has developed a strategic plan divided into the following phases: inventory assessment and review of vendor representations, in-house testing, third party integration and development of a contingency plan.

     The Company has completed its initial assessment phase by compiling an inventory listing of all in-house systems and reviewing all vendor representations regarding the Year 2000 issue that the Company has received to date. The licensor of the Company's in-house software system has certified that such software is programmed to properly address Year 2000 scenarios. In addition, the initial assessment has shown that less critical in-house software and non-information technology or equipment are either not date specific or are capable of addressing the Year 2000. Based on the initial review and reliance on vendor representations, the Company expects that all such in-house systems will perform their respective functions in a customary manner when faced with Year 2000 scenarios. In addition, the Company has determined that functions which have been out-sourced to third parties, consisting mainly of processing needs, are performed by systems purchased within the last few years and are programmed to recognize the Year 2000.

     The Company conducted its in-house testing phase, reviewing core systems and core-non-information technology. To date, the Company has not encountered any material system disruption during in-house testing, and therefore, the Company expects that the performance of such systems will not be substantially disrupted by Year 2000 scenarios. However, being primarily involved in the acquisition, development and exploration of oil and gas internationally, the Company's "mission critical" equipment and technology is off-site under the control of the operators of the Company's properties. Although these systems are primarily non-information technology systems which are not date specific, they rely on external power sources, such as electricity, supplied by third parties. The Company is relying upon representations by these operators and their third party suppliers that no material disruption of services is anticipated as a result of the Year 2000. However, the most reasonably likely worst case Year 2000 scenario for the Company would involve a prolonged disruption of third party services affecting the productivity of core equipment, which could result in substantial decrease in the Company's oil and gas production. It may not be economically feasible for the operator to maintain a separate and duplicate secondary power supply for every major component of the operator's "mission critical" equipment. Therefore, unanticipated prolonged losses of certain services could cause material disruptions for which no economically feasible contingency plan has been developed. Such event could result in a business interruption that could have a material adverse effect on the Company's production payments from its properties and the Company's results of operations and financial condition.


     In  addition  to  its  internal   review  and  testing,   the  Company  has
     communicated with its third party suppliers, service providers and customers to determine the status of their Year 2000 compliance programs. The Company has received and is relying on Year 2000 readiness reports periodically issued by various third parties, such as financial services providers. The Company will continue to have formal communications with its significant suppliers and business partners to determine the extent to which the Company is vulnerable to either the third parties' or its own failure to correct Year 2000 issues. Third party notification and integration was completed during the second quarter of 1999. All of these third parties have responded and have provided favorable representations as to their Year 2000 readiness. These third parties have received similar representations from the Company. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted or that the conversion will be compatible with the Company's systems, based on representations received to date, the Company does not foresee material disruptions in the Company's business as a result of Year 2000 issues involving third parties.

     During its assessment, the Company has taken steps to prevent anticipated Year 2000 disruptions. However, based on the readiness surveys received through the second quarter of 1999 from its third party suppliers and service providers, the Company does not believe it will need to further develop its existing contingency plan to address Year 2000 related disruptions. Although the effects of Year 2000 issues cannot be predicted with certainty, to date, all systems tested have performed adequately, and therefore, the Company believes that the potential impact, if any, of such disruption will, at most, require employees to manually complete otherwise automated tasks of calculations. The Company does not expect that any additional training would be required to perform these tasks on a manual basis. The Company does not believe that such event would materially affect the Company's ability to continue business activities, although performing such tasks may require additional time or personnel. In addition, if needed, the Company will identify and arrange for other vendors, purchasers and third party contractors to provide such services in order to maintain normal business operations.

     The Company has, and will continue to, utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issues. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

     DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expect, " "predict, " "anticipate, " "projected, " "should, " "assume, " "believe, " or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

     PART II - OTHER INFORMATION


     Item 1. Legal Proceedings - None

     Item 2. Changes in Securities - None

     Item 3. Defaults Upon Senior Securities - N/A

     Item 4. Submission of Matters to a Vote of Security Holders

       A. The Company held an Annual and Special Meeting of Shareholders on June 11, 1999 (the "Meeting"). At the record date (April 28, 1999), 8,829,470 shares of common stock were issued and outstanding, with shareholders having cumulative voting rights regarding the election of directors. At the Meeting six nominees were elected to serve as Directors of the Company for a term expiring at the 2000 annual meeting of shareholders. Also voted on at the Meeting were propositions to 1) elect two or more directors by a single resolution as opposed to electing each director nominee separately, 2) amend the 1997 Stock Option Plan to increase the number of shares of the Company's common stock reserved for issuance by 250,000 shares, and 3) reappoint Arthur Andersen LLP as auditor of the Company and authorize the directors to set the auditor's remuneration. All directors nominated were elected and all propositions passed. The details of the vote are as follows:

                                                                                              BROKER
                                               FOR           AGAINST       WITHHELD          NON-VOTES             ABSTENTIONS
                                               ---           -------       --------          ---------             -----------

NOMINEES FOR DIRECTORS
  Robert E. Rigney                          6,042,579           -           9,133            1,865,414              912,344
  Ben F. Barnes                             6,042,579           -           9,133            1,865,414              912,344
  Paul H. Farrar                            6,042,579           -           9,133            1,865,414              912,344
  Bobby J. Fogle                            6,042,579           -           9,133            1,865,414              912,344
  Shingyi Ho                                6,042,579           -           9,133            1,865,414              912,344
  James C. Roe                              6,042,579           -           9,133            1,865,414              912,344

PROPOSITION VOTES
   Proposition 1 - Single ballot
       for director election                5,833,985           -           5,025            1,919,728            1,070,732
  Proposition 2 - Increase in
       Shares for 1997 Stock Option
       Plan                                 3,614,030       33,100        147,875            4,131,816              902,649
  Proposition 3 - Reappoint
       Auditors                             6,018,959           -           2,300            1,893,967              914,244


Item 5.     Other Information - N/A

Item 6.     Exhibits and Reports on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PENDARIES PETROLEUM LTD.



Date:   August 5, 1999                         By:   /s/Bobby J. Fogle
                                                  --------------------
                                                     Bobby J. Fogle
                                                     Vice President,Finance and
                                                     Chief Financial Officer