Form 10-Q
period 1999-09-30
PENDARIES PETROLEUM LTD
filed 1999-10-28
CIK 1058254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         The total number of shares of the registrant's Common Shares, no par value, outstanding on September 30, 1999, was 8,879,470.

                            PENDARIES PETROLEUM LTD.


PART I - FINANCIAL INFORMATION                                             PAGE

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 1999
          (Unaudited) and December 31, 1998....................................3

          Consolidated Statements of Operations for the
          three and nine months ended September 30, 1999
          With Comparative Figures for the Preceding Year (Unaudited) .........4

          Consolidated Statements of Cash Flows
          for the nine months ended September 30, 1999
          With Comparative Figures for the Preceding Year (Unaudited)..........5

          Notes to Consolidated Financial Statements (Unaudited)...............6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................9

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk........None

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................15

         Item 2.  Changes in Securities and Use of Proceeds...................15

         Item 3.  Defaults Upon Senior Securities.............................15

         Item 4.  Submission of Matters to a Vote of Security Holders.........15

         Item 5.  Other Information...........................................15

         Item 6.  Exhibits and Reports of Form 8-K............................15


SIGNATURES....................................................................15

PART I:
               Item 1.       FINANCIAL STATEMENTS

                            PENDARIES PETROLEUM LTD.
                            ------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                    September 30, 1999 and December 31, 1998
                    ----------------------------------------

                        (All figures are in U.S. dollars)


                                                                            September 30,     December 31,
                                                                                1999              1998
                                                                             -----------      ------------         -
                                      ASSETS                                 (Unaudited)
                                      ------
CURRENT ASSETS
   Cash and cash equivalents                                           $       6,286,928     $   7,873,280
   Accounts receivable                                                           186,132           105,750
   Prepaid expenses and other assets                                             222,748           208,451
                                                                       -----------------     -------------

                       Total current assets                                    6,695,808         8,187,481
                                                                       -----------------     -------------

PROPERTY AND EQUIPMENT
   Oil and gas properties, recorded under the full cost method
     Proved                                                                   13,245,835         7,890,804
     Unproved                                                                  8,680,590        13,238,236
   Furniture, fixtures and office equipment                                      168,679           169,938
   Accumulated depreciation, depletion and amortization                         (784,122)         (644,449)
                                                                       -----------------    --------------

                       Net property and equipment                             21,310,982        20,654,529
                                                                       -----------------    --------------

                       Total Assets                                    $      28,006,790    $   28,842,010
                                                                       =================    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                     $         39,173    $       44,627
   Accrued liabilities                                                            33,956           115,235
                                                                        ----------------    --------------

                       Total current liabilities                                  73,129           159,862
                                                                        ----------------    --------------

SHAREHOLDERS' EQUITY
   Common shares
     Authorized, unlimited number of common shares
     Issued 8,879,470 and 8,781,970 common shares, respectively               32,580,051        32,501,842
     Deficit                                                                  (4,646,390)       (3,819,694)
                                                                        ----------------    --------------

                       Total shareholders' equity                             27,933,661        28,682,148
                                                                        ----------------    --------------

                       Total liabilities and shareholders' equity       $     28,006,790   $    28,842,010
                                                                        ================   ================

The  accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        (All figures are in U.S. dollars)
                                   (Unaudited)

                                                           For the                                For the
                                                         Three-Month                            Nine-Month
                                                         Period Ended                          Period Ended
                                                        September 30,                          September 30,
                                             -------------------------------------  ------------------------------------
                                                   1999               1998               1999               1998
                                             ------------------ ------------------  ----------------  ------------------
REVENUE

  Oil and gas income                        $    149,726       $    165,014         $   321,796       $    380,732

                                            ------------       ------------         -----------       ------------

EXPENSES
  Oil and gas operating expenses                  56,145             33,528             213,031            125,182

  General and administrative expenses            319,021            596,371           1,075,100          1,799,431

  Depreciation, depletion and amortization        50,323             86,625             140,374            266,623

  Exchange (gain)/loss                            (4,058)           132,514             (38,721)           103,575

  Write-off of registration costs                     -             299,397                  -             299,397

  Stock option settlement (Note 4)                    -                  -                   -             450,000
                                            ------------      -------------        ------------      -------------
                                            $    421,431      $   1,148,435        $  1,389,784      $   3,044,208
                                            ------------      -------------        ------------      -------------
OTHER INCOME

  Interest Income                                 76,478            118,290             241,292            439,109
                                            ------------      -------------        ------------      -------------


NET LOSS                                     $  (195,227)      $   (865,131)       $   (826,696)     $  (2,224,367)
                                             ===========       ============        ============      =============


NET LOSS PER SHARE
  Basic                                      $      (.02)      $       (.10)       $       (.09)     $        (.25)
                                             ===========       ============        ============      =============
  Fully Diluted                              $      (.02)      $       (.10)       $       (.09)     $        (.25)
                                             ===========       ============        ============      =============

The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All figures are in U.S. dollars)
                                   (Unaudited)

                                                                        For the          For the
                                                                       Nine-Month       Nine-Month
                                                                      Period Ended     Period Ended
                                                                      September 30,    September 30,
                                                                          1999             1998
                                                                      -------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                       $       (826,696)  $   (2,224,367)
   Items not affecting cash:
     Depreciation, depletion and amortization                              140,374          266,623
     Loss on sale of fixed assets                                             -              34,514
     Changes in non-cash working capital items-
        Accounts receivable                                                (80,382)          68,539
        Accounts payable                                                    (5,454)         (70,657)
        Accrued liabilities                                                (53,069)        (144,515)
        Prepaid expenses and other assets                                  (14,297)        (128,553)
                                                                   ----------------  ---------------

                    Net cash used in operating activities                 (839,524)      (2,198,416)
                                                                   ----------------  ---------------

CASH FLOW USED IN INVESTING ACTIVITIES
   Net Additions to proved and unproved oil and
         gas properties                                                   (797,385)      (4,246,494)
   Additions to furniture, fixtures and office equipment                       557          (41,563)
   Proceeds from disposal of fixed assets                                       -             6,454
                                                                   ----------------  ---------------

                     Net cash used in investing activities                (796,828)      (4,281,603)
                                                                   ----------------  ---------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net proceeds from exercise of common stock options                       50,000           42,000
   Cumulative translation effects                                               -            (4,180)
                                                                   ---------------   ---------------

                     Net cash provided by financing activities              50,000           37,820
                                                                   ---------------   ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,586,352)      (6,442,199)

CASH AND CASH EQUIVALENTS, beginning of period                           7,873,280       15,133,285
                                                                   ----------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                           $     6,286,928   $    8,691,086
                                                                   ================  ===============

The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)
                        (All figures are in U.S. dollars)


1.   Nature of Operations
     --------------------

     Pendaries Petroleum Ltd. ("Pendaries" or the "Company"), a New Brunswick, Canada corporation, is a holding company whose primary interests are in exploration, development and production of oil and gas properties in the People's Republic of China.

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

     Block 05/36 - On March 4, 1999, the Operator, Kerr-McGee, and China National Offshore Oil Corp. ("CNOOC") agreed to extend the petroleum contract on Block 05/36 into its second phase which covers the period March 31, 1999 to February 28, 2001. Block 05/36 is located in the Bohai Bay, China and covers approximately 415,000 gross acres. Under the terms of the petroleum contract, the foreign contractors are required to relinquish 25% of the acreage in the block upon electing to proceed to the second exploration phase. The foreign contractors have submitted the acreage to be relinquished to CNOOC and all approvals have been obtained. The Company does not believe that the relinquishment will materially affect the future potential of the block. Entry into the second exploration phase carries with it a bonus payment to CNOOC of $250,000 ($37,500 net to Pendaries) and a one well commitment to be drilled during the second phase by the foreign contractors.

4.   COMMON SHARES
     -------------

     Issuance of Stock Options
     -------------------------

     On March 9, 1999, options to purchase 84,500 common shares were issued to certain outside directors of Pendaries under the Company's Stock Option Plan. The exercise price is $0.59 per common share, the market price on the date of issuance, with an expiration date of March 9, 2004. On October 4, 1999, certain directors, officers and employees of Pendaries were issued options to purchase an aggregate of 106,500 common shares. The exercise price is $0.9375 per common share, the market price on the date of issuance, with an expiration date of October 4, 2004.

     Issuance of Common Shares
     -------------------------

     In February 1999, certain outside directors of Pendaries were granted 62,500 common shares as compensation for directors' fees. The value of the share compensation was $36,875 and was accrued at December 31, 1998. On March 9, 1999, only 47,500 of the 62,500 common shares were issued under the February 1999 grant as a result of two former directors electing to forego their respective stock compensation grants. The value of the shares issued was $28,209. There were no shares issued under the Stock Compensation Plan in the second and third quarters of 1999.

     Stock Option Exercise and Cancellations
     ---------------------------------------

     In June 1999, a director exercised 50,000 Sino-American options at an exercise price of $1.00 per share, for total proceeds to the Company of $50,000. Pursuant to the Exchange Rights Agreement between the Company and Sino-American, the 50,000 Sino-American shares issued as a result of the exercise were converted to 50,000 common shares of the Company. On June 30, 1999, 80,000 Sino-American options, 50,000 of which were owned by the same director, expired unexercised. Additionally, 3,500 options to purchase shares of the Company, granted under the Company's Stock Option Plan, and held by a former employee expired unexercised. On August 17, 1999, 170,000 Sino-American options held by four individuals and having exercise prices of $1.50 and $2.00 expired unexercised. As a result of the expiration of 253,500 shares over the last two quarters of unexercised options, the number of fully diluted shares of the Company is reduced to 9,798,470 from 10,051,970.

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

     Net Loss Per Share
     ------------------

     Basic net loss per share is calculated on the basis of the weighted average common shares outstanding for the three and nine month periods ended September 30, 1999 and 1998, respectively. The Company's stock options were not included in the computation of fully diluted net loss per share because to do so would have been antidilutive for the periods presented.

5.   MURPHY AGREEMENT
     ----------------

     On April 24, 1998, Sino-American and the Company entered into an agreement with Murphy Exploration & Production Company ("Murphy") to purchase its 45% interest in Block 04/36 (the "Murphy Agreement"), which was extended to December 21, 1998 and then to March 22, 1999. The Murphy Agreement provided that the Company would pay a total of $38 million for Murphy's interest; $35 million of the consideration was to be paid in cash and $3 million in Pendaries Common Shares. Due to the adverse change in the condition of the oil and gas industry subsequent to the signing of the Murphy Agreement, the Company elected on March 22, 1999 to let the agreement expire. The Company's non-refundable deposit of $1 million paid to Murphy in April 1998 was recorded as an additional investment in its oil and gas properties related to this opportunity to increase its interest in Block 04/36.

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

     If U.S. GAAP had been applied instead of Canadian GAAP, the Company would have recognized an impairment of its oil and gas properties in Canada in the amount of $549,555 and $2,195,799 in China in 1998. There were no material differences between Canadian GAAP and U.S. GAAP during the nine months ended September 30, 1999.

7.   SUBSEQUENT EVENTS
     -----------------

     Block 04/36 - Effective  October 1, 1999 the Company  increased its foreign
     -----------
     contractor's interest in Block 04/36 in the Bohai Bay, China from 10% to 18.2% following the withdrawal of the other non-operating partner from the block. Kerr-McGee China, Ltd., the operator of the block, increased its foreign contractor's interest from 45% to 81.8%. There was no monetary consideration associated with acquiring the increased interest.

     Also effective October 1, 1999, the Company, along with its partner Kerr-McGee China Ltd., voted to enter into Phase Three on Block 04/36. Entry into the third exploration phase carries with it a commitment to drill one exploration well, which the parties expect to drill in the fourth quarter of 1999. Upon election to enter the third phase, the foreign contractors are required to relinquish twenty-five percent (25%) of the acreage in the block. The parties have selected the areas for relinquishment and submitted them to CNOOC for approval. The Company does not believe that the relinquishment will materially affect the future potential of the block.

     Alberta,  Canada  Properties - On October 6, 1999, the Company entered into
     ----------------------------
     an agreement to sell its oil and gas properties located in Alberta, Canada at a price yet to be determined, but expected to approximate book value. The transaction is subject to satisfactory due diligence by the purchaser and there can be no assurance that the transaction will close.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere and with the Company's Form 10-K for the year ended December 31, 1998.

ACCOUNTING POLICIES
-------------------

The unaudited consolidated financial statements and notes thereto included herein have been prepared in accordance with Canadian GAAP.

As of September 30, 1999, the Company's revenues were derived from interest income and oil and gas production related to its activities in Canada. Accumulated losses are presented on the balance sheet as "Deficit." The unaudited statements of operations present revenues and expenses for the quarter and year to date in comparison with the same periods for the previous year. The unaudited statements of cash flows show the inflows and outflows for the period comparatively with those of the previous year.

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

CHINESE TAXES
-------------

The Company's future net income, as defined under Chinese law, from Chinese sources, will be subject to Chinese corporate income tax at a rate of 33%. In accordance with the terms of the tax treaty between the U.S. and China, such taxes are creditable to U.S.corporate income taxes.

RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 1999 and 1998:
-----------------------------------------------

The Company incurred a net loss of $195,227 and $865,131 for the three months ended September 30, 1999 and 1998, respectively. The $669,904 decrease in net loss was a result of the following:

Oil and gas income from the Company's properties located in Alberta, Canada, decreased from $165,014 for the three months ended September 30, 1998 to $149,726 for the same period in 1999. The $15,288 decrease was due to loss of income from the Wintering Hills Field in Alberta, Canada, relating to workover operations carried out on that field and normal reservoir depletion.

Oil and gas operating expenses increased from $33,528 for the three months ended September 30, 1998 to $56,145 for the same period in 1999. The increase was due to the plugging of a non-producing well in the Grand Forks Field, in Alberta, Canada.

General and administrative expenses decreased from $596,371 in the third three months of 1998 to $319,021 for the comparable period of 1999. The $277,350 decrease was due primarily to reductions in staff, reduced salaries and related costs, cost savings in connection with the closing of the Toronto, Canada office, and reduced outside legal and professional costs.

The exchange gain for the three month period ending September 30, 1999, as opposed to the exchange loss for the comparable period in 1998, was due to the strengthening of the Canadian dollar in relation to the U.S. dollar.

In the third quarter of 1998, the Company wrote-off $299,397 in deferred registration costs related to the Company's postponed initial cross-border offering in the United States. There were no such costs in the third quarter of 1999. Interest income decreased by $41,812 from $118,290 in the three month period ended September 30, 1998 to $76,478 for the comparable period of 1999. The decrease was due to the reduction of cash available for investment in 1999.

Nine Months Ended September 30, 1999 and 1998:
----------------------------------------------

The Company incurred a net loss of $826,696 and $2,224,367 for the nine months ended September 30, 1999 and 1998, respectively. The $1,397,671 decrease in net loss was a result of the following:

Oil and gas income from the Company's properties located in Alberta, Canada, decreased from $380,732 for the nine months ended September 30, 1998 to $321,796 for the same period in 1999. The $58,936 decrease was due to loss of income from the Wintering Hills Field and the Morinville Field in Alberta, Canada, relating to workover operations carried out on the two fields as well as natural reservoir depletion.

Oil and gas operating expenses increased from $125,182 for the nine months ended September 30, 1998 to $213,031 for the same period in 1999. The increase was due to workover operations carried out in 1999 on one well located in each of the Wintering Hills and Morinville fields as well as the plugging of a non-producing well in the Grand Fords Field, all in Alberta, Canada.

General and administrative expenses decreased from $1,799,431 in the first nine months of 1998 to $1,075,100 for the comparable period of 1999. The $724,331 decrease was due primarily to reductions in staff, reduced salaries and related costs, cost savings in connection with the closing of the Toronto, Canada office, and reduced outside legal and professional costs.

The exchange gain for the nine month period ending September 30, 1999, as opposed to the exchange loss for the comparable period in 1998, was due to the strengthening of the Canadian dollar in relation to the U.S. dollar.

In the nine  month  period  ending  September  30,  1998 the  Company  wrote-off
$299,397 in deferred registration costs related to the Company's postponed initial cross-border offering in the United States. There were no such costs recorded in the nine month period ending September 30, 1999.

During the nine months ended September 30, 1998, the Company recorded the settlement of litigation with the former president of its wholly owned subsidiary, Sino-American Energy Corporation, over the number of stock options to which the former president was entitled, and in April 1998, the parties entered into a Settlement Agreement pursuant to which the former president received $450,000 and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, contains terms substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996. The $450,000 settlement amount was charged to expense as of March 31, 1998. There were no such expenses in the first nine month period of 1999.

Interest income decreased by $197,817 from $439,109 in the nine month period ended September 30, 1998 to $241,292 for the comparable period of 1999. The decrease was due to the reduction of cash available for investment in 1999.

LIQUIDITY AND CAPITAL RESOURCES

From inception (July 5, 1994) the Company's capital by year is shown below. Of the total, $31,027,761 represents cash raised by issuance of common shares, $1,325,000 represents oil and gas properties paid for by issuance of common shares, and $227,290 represents services paid for by issuance of common shares.

                                    Common
                                    Share            Exercise of        Exercise of
           Period                   Equity            Warrants            Options             Total
           ------                   ------            --------            -------             -----
      Year - 1995                $ 3,287,500      $        -         $         -         $  3,287,500
      Year - 1996                 22,812,658               -                20,000         22,832,658
      Year - 1997                     68,000          944,488            5,196,115          6,208,603
      Year - 1998                    131,081               -                42,000            173,081
      Year - 1999                     28,209               -                50,000             78,209
                                 -----------      ------------        ------------       ------------
                      Totals    $ 26,327,448      $    944,488        $  5,308,115       $ 32,580,051
                                ============      ============        ============       ============

During the same periods, the Company incurred capital expenditures as follows:

                                 Oil and Gas         Oil and Gas         Furniture,
                                  Properties         Properties         Fixtures and
           Period                   Canada              China            Equipment            Total
           ------                   ------              -----            ---------            -----
      Year - 1995              $         -          $  3,597,631       $   59,758       $  3,657,389
      Year - 1996                 1,966,088            2,981,853           62,613          5,010,554
      Year - 1997                        -             7,739,641          105,286           7,844,927
      Year - 1998                        -             4,843,827          (57,719)          4,786,108
      Year - 1999                        -               797,385           (1,259)            796,126
                               ------------         ------------       -----------       ------------
                      Totals     $1,966,088          $19,960,337       $  168,679        $ 22,095,104
                                 ==========          ===========       ===========       ============

After capital expenditures and funds used in operations the Company had cash of $6,286,928 at September 30, 1999. There is no credit facility with a financial institution or any other outstanding debt.

YEAR 2000 DISCLOSURE
--------------------
The Year 2000 issue relates to the problems associated with the inability of computer programs and equipment to properly calculate, store or use dates after December 31, 1999. Hardware and software systems which only use a two-digit convention for keeping track of dates would improperly interpret the Year 2000 as the Year 1900. Errors of this type can result in system failures, miscalculations and the disruption of operations, including, among other things, a temporary inability to engage in normal business. In response to the Year 2000 issue, the Company has developed a strategic plan divided into the following phases: inventory assessment and review of vendor representations, in-house testing, third party integration and development of a contingency plan.

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

The Company conducted its in-house testing phase, reviewing core systems and core-non-information technology. To date, the Company has not encountered any material system disruption during in-house testing, and therefore, the Company expects that the performance of such systems will not be substantially disrupted by Year 2000 scenarios. However, being primarily involved in the acquisition, development and exploration of oil and gas internationally, the Company's "mission critical" equipment and technology is off-site under the control of the operators of the Company's properties. Although these systems are primarily non-information technology systems which are not date specific, they rely on external power sources, such as electricity, supplied by third parties. The Company is relying upon representations by these operators and their third party suppliers that no material disruption of services is anticipated as a result of the Year 2000. However, the most reasonably likely worst case Year 2000 scenario for the Company would involve a prolonged disruption of third party services affecting the productivity of core equipment, which could result in substantial decreases in the Company's oil and gas production. It may not be economically feasible for the operator to maintain a separate and duplicate secondary power supply for every major component of the operator's "mission critical" equipment. Therefore, unanticipated prolonged losses of certain services could cause material disruptions for which no economically feasible contingency plan has been developed. Such event could result in a business interruption that could have a material adverse effect on the Company's production payments from its properties and the Company's results of operations and financial condition.

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

During its assessment, the Company has taken steps to prevent anticipated Year 2000 disruptions. However, based on the readiness surveys received through the second quarter of 1999 from its third party suppliers and service providers, the Company does not believe it will need to further develop its existing contingency plan to address Year 2000 related disruptions. Although the effects of Year 2000 issue cannot be predicted with certainty, to date, all systems tested have performed adequately, and therefore, the Company believes that the potential impact, if any, of such disruption will, at most, require employees to manually complete otherwise automated tasks of calculations. The Company does not expect that any additional training would be required to perform these tasks on a manual basis. The Company does not believe that such event would materially affect the Company's ability to continue business activities, although performing such tasks may require additional time or personnel. In addition, if needed, the Company will identify and arrange for other vendors, purchasers and third party contractors to provide such services in order to maintain normal business operations.

The Company has, and will continue to, utilize both internal and external resources to complete tasks and perform testing necessary to address the Year 2000 issue. The Company has not incurred, and does not anticipate that it will incur, any significant costs relating to the assessment and remediation of Year 2000 issues.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - N/A

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - N/A

Item 6.  Exhibits and Reports on Form 8-K During the Third Quarter of 1999

         Exhibits:

                  99.1     Press Release - Dated September 27, 1999

         Reports on Form 8-K:

                  On September 27, 1999, the Company reported the acquisition of an additional 8.2% interest in Block 04/36 due to the withdrawal from the block of the other non-operating partner. There was no monetary consideration associated with acquiring the increased interest.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        PENDARIES PETROLEUM LTD.



Date:   October 27, 1999                 By:   /s/Bobby J. Fogle
                                         ---------------------------------------
                                                  Bobby J. Fogle
                                                  Vice President, Finance and
                                                  Chief Financial Officer