Form 10-K
period 1999-12-31
PENDARIES PETROLEUM LTD
filed 2000-03-13
CIK 1058254

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                 For the transition period from _____ to _____

                        Commission file number: 1-14754
                        -------------------------------
                           PENDARIES PETROLEUM LTD.
            (Exact name of Registrants as specified in its charter)


                 Canada                                     52-2051576
       (State of other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

       8 Greenway Plaza, Suite 910
            Houston, TX                                         77046
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (713) 355-2900

Securities registered pursuant to Section 12(b) of the Act:

============================================================================================

        Title of Each Class                 Name of Each Exchange on Which Registered

--------------------------------------------------------------------------------------------
     Common Shares (No Par Value)                   American Stock Exchange
============================================================================================

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No___
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of February 10, 2000, non-affiliates held an aggregate market value of approximately $33,660,000 of our Common Shares.

     On February 10, 2000, we had 8,879,470 Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                     Incorporated as to
1.  Notice and Proxy Statement for the       1.  Part III, Items 10, 11, 12, 13
    Annual Meeting of Shareholders to
    be held April 14, 2000

                               TABLE OF CONTENTS
                               -----------------

Item 1.     BUSINESS                                                          1

Item 2.     PROPERTIES                                                        9

Item 3.     LEGAL PROCEEDINGS                                                10

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                          10

Item 5.     MARKET FOR THE COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                              10

Item 6.     SELECTED FINANCIAL DATA                                          11

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                              11

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK                                                      16

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                      16

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                              16

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               16

Item 11.    EXECUTIVE COMPENSATION                                           17

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT                                                   17

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   17

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K                                              17

                                    PART I

Item 1.  Business
-----------------

The Company

     Pendaries Petroleum Ltd. is a Canadian corporation formed on September 9, 1996 under the Business Corporations Act (New Brunswick). We engage in the exploration and development of oil and gas properties in the offshore waters of China. Our corporate headquarters is located at 8 Greenway Plaza, Suite 910, Houston, Texas, 77046. At December 31, 1999, we had 6 employees in Houston, Texas, and 1 employee in Beijing, China.

     We conduct operations through our wholly-owned subsidiary Sino-American Energy Corporation, a Texas corporation. Original Sino-American shareholders hold stock options to acquire a total of 311,000 Sino-American Class A shares, which are convertible into Pendaries shares.

History

     Senior management of Sino-American has been engaged in the oil and gas industry in Asia since the late 1970's when Robert Rigney, our Chief Executive Officer since our founding, began selling oil field equipment to the Chinese government. These activities led Mr. Rigney to various other oil and gas related ventures throughout the 1970's and 1980's, including his consulting work on behalf of the Chinese government and his exporting crude oil from China. In the early 1990's, Mr. Rigney acted as an agent for the Chinese government to help identify foreign oil and gas companies possessing appropriate Western technology to use in China. Mr. Rigney's efforts enabled the Chinese government to grant concession rights in oil and gas properties to foreign operators and their partners who could best exploit these opportunities. Mr. Rigney has also helped various Chinese oil and gas enterprises train their employees to use Western oil and gas technology and applications.

     In 1990, a large U.S. refining company asked Mr. Rigney to identify for them investment opportunities in China. Mr. Rigney introduced the refining company to Kerr-McGee Corporation. Kerr-McGee sold the refining company an option to participate in up to 10% of any of Kerr-McGee's Chinese oil and gas investments made during 1994 and 1995. In 1995, Sino-American purchased this participation option from the refining company. In 1994, 1995, and 1996, Kerr-McGee acquired interests in four blocks in the Bohai Bay and one block in the South China Sea. We exercised the option to participate in these five blocks.

     In November 1996, we purchased an interest in three producing oil and gas properties located in Alberta, Canada for $1,966,088. In November 1999, we sold all of our interest in the Alberta properties for approximately $1,200,000, which approximated its book value. We will use the proceeds to partially fund exploration and development activities in our two core Bohai Bay blocks.

     At the end of 1998, we owned an interest in five oil and gas exploration petroleum contracts covering blocks in the Gulf of Bohai and the Pearl River Mouth Basin of the South China Sea. A wholly-owned subsidiary of Kerr-McGee serves as the operator of all five blocks. We, the operator, and in one concession an additional partner, as owners of the working interests, serve as the foreign contractors for these petroleum contracts. In addition, a Chinese government company serves as the Chinese counter party to each petroleum contract. For each block covered by a petroleum contract, the foreign contractors maintain an operating agreement among themselves for handling the operational issues. During 1999 we and the operator decided to concentrate our resources and efforts on the two primary blocks in the Bohai Bay which have exhibited the most potential for success, Block 04/36 and Block 05/36. As a result, we relinquished the other two smaller blocks in the Bohai Bay and the block in the South China Sea.

     In Block 04/36, originally three companies held interests in the block. Effective September 1, 1999, Murphy Exploration & Petroleum Company, who owned a 45% interest in Block 04/36, dropped out of the block. This allowed us and Kerr-McGee, the two remaining foreign contractors, to pick up Murphy's interest without cost, other than the obligation to pay our increased proportional shares of prospect expenses. As a result, we elected to increase our proportionate interest from 10% to 18.2%. The operator, Kerr-McGee, elected to increase its proportionate interest from 45% to 81.8%. Thus, we and the operator are the only foreign contractors under the petroleum contract for Block 04/36. The China National Offshore Oil Corporation, or CNOOC, is the Chinese counter party to the contract.

     In Block 05/36, we own a 15% interest, the operator owns a 50% interest, and Newfield Exploration Company, another U.S. independent oil and gas company, owns the remaining 35% interest. CNOOC is the Chinese counter party to this petroleum contract as well.

     Oil and gas exploration in our two Bohai Bay blocks are governed by separate petroleum contracts. In addition, we entered into an operating agreement for each block. The table below lists our interest in each of the two remaining concessions, the acreage held, the concession dates and exploration periods, as determined by the petroleum contracts.

       Block             Pendaries        Original          Current          Concession           End of
                         Interest          Acreage          Acreage             Date            Exploration
                                                                                                  Period
 --------------------------------------------------------------------------------------------------------------
 04/36 Block               18.2%          560,000           420,000           August 1994           August 2001
 05/36 Block               15.0%          416,000           312,000           January 1996         January 2003

     In each block, CNOOC has the option to obtain as much as a 51% working interest in the development and production periods by paying its proportionate share of the development and operating costs and receiving its proportionate share of oil and gas production. Although the foreign contractors bear 100% of the costs, they receive up to a 71% share of the oil and gas produced until they have recovered these costs.

The Petroleum Contracts

     The petroleum contract for each block has a maximum term of 30 years, divided into three periods: the exploration period, the development period and the production period.

Exploration Period

     The exploration period lasts seven years and consists of three phases. During the exploration period the foreign contractors bear exclusive responsibility for work performed and expenditures incurred and are obligated to drill a specified number of wells in each block during each of the three phases.

     Phase One

          During the first three years of the exploration period, the foreign contractors were obligated to incur minimum exploration expenditures of $5 million in each of the four Bohai Bay blocks and $6 million in the South China Sea contract area. We met the minimum exploration expenditures as of December 31, 1999 on all of the blocks except one of the relinquished Bohai Bay blocks. The operator and its Chinese counterpart, China National Petroleum Corporation, are negotiating the consideration by the foreign contractors, if any, regarding the unfulfilled commitment on the relinquished Bohai Bay block.

     Phase Two


          During the following two years of the exploration period, the foreign contractors must incur minimum exploration expenditures of $3 million in both the 04/36 Block and the 05/36 Block. We have met the minimum expenditure on Block 04/36 and fully expect to meet the minimum required on Block 05/36 during 2000. We did not enter this phase on the three relinquished blocks, and therefore incurred no commitments or obligations.

     Phase Three

          During the last two years of the exploration period, the foreign contractors are obligated to incur minimum exploration expenditures of $2.5 million in the 04/36 Block and $3.0 million in the 05/36 Block. We have met the minimum expenditure on Block 04/36. We have not entered this phase on Block 05/36.

Development Period

     The development period for any oil and/or gas field discovered during the exploration period commences on the date the Chinese Ministry of Energy approves the development plan for such field. The petroleum contracts do not impose a time limit on the development of a field.

Production Period

     The production period of any oil and/or gas field begins on the field's date of commencement of commercial production as determined jointly by the operator, CNOOC and the governing Chinese authority and continues for 15 consecutive years.

Relinquishment

     At the end of phase one of the exploration period, the foreign contractors must relinquish 25% of the contract area, excluding the development and/or production areas. At the end of phase two of the exploration period, the foreign contractors must relinquish 25% of the remaining contract area, excluding the development and/or production areas. At the end of phase three of the exploration period, the foreign contractors must relinquish all contract areas not under development or production. After completion of all work and financial obligations, the foreign contractors may relinquish their entire interest in any block at the end of its exploration period.

     Due to the extensive exploration efforts expended on Block 04/36, at the beginning of the second phase, CNOOC did not require relinquishment of 25% of the contract area. The second phase continued until August, 1999. Upon entry into the third phase in September 1999, the foreign contractors relinquished 25% of the contract area.

     In March 1999, the foreign contractors entered into phase two on Block 05/36 and relinquished 25% of the contract area. We do not believe that the potential for production on either block was harmed by the relinquishment of the contract areas.

Murphy Agreement

     On April 24, 1998, we entered into an agreement with Murphy Exploration & Production Company to purchase its 45% interest in Block 04/36. We later extended the purchase date from December 21, 1998 to March 22, 1999. The Murphy Agreement provided that we would pay a total of $38 million for Murphy's interest, with $35 million to be paid in cash and the remaining $3 million in our common shares. Due to the adverse change in the condition of the oil and gas industry after our entering into the Murphy Agreement, we elected on March 22, 1999 to let the agreement expire. In April of 1998 we paid the non-refundable deposit of $1 million to Murphy and recorded it as an additional investment in our opportunity to increase our interest in Block 04/36.

     When Murphy withdrew from this block in September 1999, we exercised our right under the contract to acquire, without additional charge, our pro rata share of Murphy's 45% interest in the block and its associated future costs. By doing so, we increased our interest and our share of future costs in Block 04/36 from 10% to 18.2%.

Business Strategy

          Our business strategy focuses on participating in the exploration and development of offshore Chinese oil and gas properties. Except for a small investment in Canada for three years, to date we have focused on business in China because of our experience in the area and the opportunities which are available to us. Our business plan involves several key elements, such as:

     .    Maintaining Strategic Alliances between Chinese and Western Oil and
          -------------------------------------------------------------------
          Gas Companies
          -------------

          Our Chairman and CEO, Robert Rigney, has been involved in the Asian and U.S. oil and gas industries for more than 21 years. In addition, Urick Ho, a Vice President, Director and head of our Beijing office, has over 16 years of experience in the oil and gas industry in China. During our years of operations in China, we have fostered alliances between Chinese governing authorities, Chinese companies and other larger Western oil and gas companies. We continue to build our relationships to aid us in our dealings with the Chinese government.

     .    Developing Prospects and Using Existing Resources in China
          ----------------------------------------------------------

          We believe that potentially significant undeveloped reserves underlie the Bohai Bay blocks. We have identified numerous potential prospects in shallow offshore waters, which are near large onshore oil fields. We are using advanced technologies to identify potential reserves and to conduct further geologic and geophysical activities so that we may exploit such opportunities. Based on our interpretations of available data and testing results, we continue to focus our efforts in areas which we believe provide the greatest potential for results.

          In addition, we believe the market demand in the Pacific regions is increasing and the fiscal structure of the country seems to be strong. China's oil and gas facility infrastructure continues to grow. These potential reserves in the Bohai Bay are located only sixty miles from a large petrochemical and refining complex on the China coast. During our involvement in China, we have monitored these factors and believe they add value to the potential oil and gas investment opportunities in China.

Oil and Gas Operations in China

     The 'net' interests shown in the table below assume that CNOOC exercises its full rights under each petroleum contract and acquires a 51% working interest after a field is declared commercial.

Oil and Gas Acreage

     This table sets forth our acreage position held at December 31, 1999:

                                                                    Developed                         Undeveloped
                                                        --------------------------------    ------------------------------
                                                              Gross              Net             Gross            Net
                                                        ----------------   -------------    --------------   -------------
               CHINA
                  Block 04/36/(1)/                                   -                -           420,000          76,440
                  Block 05/36/(2)/                                   -                -           312,000          46,800
                                                        ----------------   -------------    --------------   -------------

               TOTAL                                                 -                -           732,000         123,240
                                                        ================   =============    ==============   =============

(1) In September of 1999, the foreign contractors moved into phase three of the exploration period and were required to relinquish 25% of the block's acreage. Our share of the relinquishment totaled 140,000 gross acres or 12,485 net acres.

(2) The foreign contractors moved into phase two of the exploration period and were required to relinquish 25% of the block's acreage. Our share of the relinquishment totaled 103,782 gross acres or 9,255 net acres. Relinquishment was effective March 31, 1999.

Productive Wells

     As of December 31, 1999, we had no developed producing wells on either of our Bohai Bay blocks.

Drilling Activity

     This table sets forth the results of our drilling activities in China during 1997, 1998 and 1999:

                                                        1999                  1998                 1997
                                                  ---------------       ---------------      ---------------
                                                   Gross    Net          Gross    Net         Gross     Net
                                                  ------   ------       ------   ------      -------  ------
     Exploratory Wells: /(1)/
        Productive/(2)/                                1      .18            -        -            3     .30
        Nonproductive/(3)/                             -        -            2       .2            1     .15

     Development Wells: /(1)/
        Productive/(2)/                                -        -            -        -            -       -
        Nonproductive/(3)/                             -        -            -        -            -       -
                                                  ------   ------       ------   ------       ------  ------

        TOTAL                                          1      .18            2       .2            4     .45
                                                  ======   ======       ======   ======       ======  ======

(1) An exploratory well is a well drilled either in search of a new, as yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A developmental well is a well drilled within the presently proved productive area of an oil or gas reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.
(2) A productive well is an exploratory or development well found to be capable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.
(3) A nonproductive well is an exploratory or development well that is not a producing well.

     In November 1999 we spudded the CFD 11-1-1 well located in Block 04/36, in approximately 82 feet of water. By early December, this well encountered multiple stacked pay zones from 2,600 feet to 4,600 feet. The operator logged over 280 feet of net oil pay and tested five zones within these intervals. Four zones between 2,620 feet and 4,470 feet tested oil and, in selected flow tests of the well, flowed at a combined rate of 2,500 barrels of oil per day.

     In December 1999, the operator spudded an appraisal well approximately two miles northeast of the discovery well to test the lateral extent of the reservoirs. Selected flow test results indicated a combined flow rate of more than 1,400 barrels of oil per day from three zones. This well encountered approximately 210 feet of net oil pay. The well was drilled to a total depth of 5,082 feet. The operator moved the rig off of the location in early February 2000.

     In March 2000 we plan to spud an additional appraisal well, the CFD 11-1-3, more than one mile north of the discovery well to further evaluate the lateral extent of the reservoirs. After drilling that well, we plan to use a 3-D seismic survey to aid in planning the placement of the development wells.

     In addition, we plan to spud an exploratory well in the second quarter of 2000 to evaluate a similar prospect trend on Block 05/36.

     Discovery fields CFD 11-1 and CFD 2-1, are located within 60 miles of Tanggu, a large petrochemical and refining complex on the China coast. The quantity and quality of the oil and the closeness of the refining complex both enhance the possibility of early development of this area.

Employees

     At December 31, 1999, we had 6 employees in Houston, Texas, and 1 employee in Beijing, China.

Regulatory Matters

Environmental

     Our operations are subject to various laws and regulations relating to the protection of the environment, which have become increasingly stringent. We believe our current operations comply with environmental laws and regulations. To our knowledge, no environmental claims are pending or threatened against us. However, current regulatory requirements may change, currently unforeseen environmental incidents might occur or we may discover past non-compliance with environmental laws with respect to our properties.

Title to Properties

     Title to the China properties remains with CNOOC. However, we believe that we, together with Kerr-McGee, the operator of the Bohai Bay blocks, have the various central, provincial or local approvals necessary to conduct our business on these China properties. We, and to our knowledge Kerr-McGee, are not aware of any further approvals which are required to allow us to carry on our business or the absence of which could cause us to lose our rights under the petroleum contracts for these China properties.

Production

     During most of 1999 we realized revenues from producing oil and gas properties in Alberta. However, in November 1999 we sold these producing oil and gas properties. We currently own no producing oil and gas properties.

     These tables summarize sales volumes, sales price and production cost information for our net oil and gas production in Alberta, Canada for 1997, 1998 and 1999. "Net" production refers to the production for our interest that we owned until November 1999 after deducting royalties and other similar interests.

                                                        Year Ended December 31,
                                             1999/(2)/            1998              1997
                                       ---------------------------------------------------------
     Net production volume
       Crude oil - (Bbls)                     11,039               14,000            12,000
       Natural gas - (Mcf)                    89,248              132,000           145,000
       Equivalent - BOE/(1)/                  25,914               36,000            36,167

     Average sales price
       Per equivalent BOE/(1)/            $    13.41             $  12.91          $  16.78

     Average production cost              $     8.40             $   4.89          $   6.66

     (1) Based on a 6 Mcf gas to 1 Bbl oil conversion ratio.
     (2) During 1999 we realized revenues from producing oil and gas properties in Alberta, Canada until we sold those properties in November 1999.

Competition

     The oil and gas industry is highly competitive in all its phases. We encounter strong competition from many other energy companies, including many that possess greater resources.

Price Volatility

     Our properties in China are not yet producing. The expected revenues from our China properties depend on prevailing prices for oil. The price obtainable for any oil production is likely to be affected by future market factors beyond our control, including:

     .   market demand on a regional, national and worldwide basis,
     . domestic and foreign economic conditions that determine levels of industrial production,
     .   variations in governmental regulations and tax laws,
     .   the marketing of alternate fuels, and
     .   fluctuating supply and demand.

     Under the petroleum contracts for our Bohai Bay blocks, we have the right to take our share of the oil and sell it anywhere in the world.

Product Marketing

     We do not foresee any difficulty in marketing production from China as it becomes available. Due to significant oil and gas development underway in the Bohai Basin, storage, terminal, and transportation facilities are under construction or completed. These infrastructure developments and the fact that we may sell our production on the world market lead us to believe we will be able to economically market and transport China production.

Regulations

     We believe that we and Kerr-McGee, the operator of the Bohai Bay blocks, have the various central, provincial and/or local approvals necessary to conduct our business in China. Unanticipated changes in regulations could adversely impact our ability to carry on our business or cause us to lose our rights under the petroleum contracts.

     Currently, the Chinese legal requirements regarding occupational health and safety and environmental matters which apply to us, and the enforcement of these requirements by China, do not appear to be as rigorous as in North America. Should this situation change, we could, in the future, be required to take additional steps to comply with such laws, including making capital expenditures, which could be material.

Estimated Net Quantities of Proved Oil Reserves and Present Value of Estimated Future Net Reserves

     Ryder Scott Company, an independent petroleum consulting firm located in Houston, Texas, has conducted an independent evaluation of our oil reserves and the present value of future net cash flows associated with such reserves based on constant price assumptions. This evaluation was effective as of January 1, 2000. The January 1, 2000 table below summarizes the information from the Ryder Scott report. Ryder Scott Company, in its report, based its analysis on economically recoverable reserves.

     Block 04/36 contains all of our proved undeveloped reserves. We presently have no proved developed reserves in China. We drilled a discovery well in the CFD 2-1 Field in 1996 and three successful appraisal wells in 1997. In addition, we drilled a discovery well on the CFD 11-1 Field in December 1999 and a successful delineation well in February 2000. We will continue to evaluate both fields during 2000.

     The present worth of estimated future net cash flows contained in the following tables may not represent the fair market value of the reserves. The notes following the tables summarize assumptions relating to costs, prices for future production and other matters. Assumptions related to price and cost may not be accurate, and the variances could be material. All estimated future net cash flows are stated after deducting royalties and estimated future capital and operating expenditures. The Ryder Scott report uses factual data supplied by us, Kerr-McGee, published industry information sources and Ryder Scott's non-confidential files.

                             As of January 1, 2000
                       Estimated Reserves and Economics
                      Based on Constant Price Assumptions
                              Before Income Taxes

                                        Estimated Reserves
                                   ---------------------------
                                          Net        Net        Estimated Present Worth (Net)(US$000's)/(1)(2)/
                                                             -------------------------------------------------------
                                          Oil        Gas                                   Discounted at
                                                                               -------------------------------------
                                         (MBO)     (MMCF)       Undiscounted        10%         15%         20%
                                       --------   --------     -------------   ------------ -----------   ----------
Proved Developed Reserves...........          -          -     $           -   $         -  $         -   $        -
Proved Undeveloped Reserves.........      7,837          -           124,582        60,534       43,608       31,837
                                       --------   --------     -------------   -----------  -----------   ----------
Total Proved Reserves...............      7,837          -     $     124,582   $    60,534  $    43,608   $   31,837
                                       ========   ========     =============   ===========  ===========   ==========

(1) The present value of estimated future net revenues attributable to Pendaries' reserves was prepared using constant prices as of the calculation date.
(2) Calculated using an average oil price of $24.25 per barrel for proved undeveloped reserves in China.

     We had a $116 million increase in undiscounted future net cash flow from proved undeveloped reserves in China before income taxes between year-end 1998 and year-end 1999 which was due to three factors: approximately 6% of this increase was due to the additional interest in Block 04/36 acquired from Murphy; approximately 24% of this increase was due to increased reserves from drilling; and approximately 70% of the increase was due to price increases.

     Estimations of quantities of proved reserves, future rates of production and the timing of development expenditures, include numerous uncertainties and many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured exactly. The accuracy of any reserve estimate depends on the quality of available data, engineering and geological interpretation and judgment and the existence of development plans. As a result, estimates of reserves made by different engineers for the same property will often vary. Results of drilling, testing and production subsequent to the date of an estimate may justify revisions. Accordingly, reserve estimates generally differ from the quantities of oil and gas ultimately produced. Further, both the present value of and the estimated future net revenues from proved reserves contain assumptions that may not prove to be correct, including geological success, prices, future production levels and costs. The meaningfulness of our estimates depends on the accuracy of these underlying assumptions.

     Our proved developed oil and gas reserves in Canada, which were 106 MBO and 1,059 MMcf at January 1, 1999, were sold in November 1999.

     Proved undeveloped oil reserves in China increased from 1,852 MBO at January 1, 1999 to 7,837 MBO at January 1, 2000. The increase was due to the increase in our foreign contractor's interest from 10% to 18.2% in Block 04/36 and also due to the discovery well drilled on the CFD 11-1 field in that block during 1999.

     We have identified numerous potential prospects on our Bohai Bay concession and have prepared reserve estimates on 6 of these prospects. While substantial potential and probable reserves have been assigned to these fields and prospects, the tables presented above do not include potential or probable reserves.

    You may review the Ryder Scott reports pertaining to proved and probable reserves as of January 1, 2000, at our offices in Houston, Texas, during normal business hours.

Forward-Looking Statements

     This Form 10-K contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by words such as "plan," "estimate," "expect," "predict," "anticipate," "currently," "budgeted," "projected," "should," "assume," "believe," or other words that convey the uncertainty of future events or outcomes. However, our actual results may differ materially from those anticipated in our forward-looking statements, as a result of various factors, such as those discussed in this Form 10-K. Although we believe that our expectations are reasonable, we cannot guarantee future results of levels of activity, performance or achievements.

Item 2.  Properties

     In addition to our properties described in Item 1 of this Form 10-K, we have various operating leases for renting office space, office equipment and vehicles. We maintain an office at 8 Greenway Plaza, Suite 910, Houston, Texas, 77046 which comprises 4,678 square feet of lease space. Our lease payments total $72,485 per annum. Our office lease expires on November 1, 2002.

Item 3.  Legal Proceedings

     Neither we, any of our subsidiaries, nor our properties are a party or subject to any material pending legal proceedings. However, legal or administrative proceedings arise from time to time in the ordinary course of our business, due to its nature.

Item 4.  Submission of Matters to a Vote of Security Holders

     We did not submit any matters for a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters

     We listed on The Toronto Stock Exchange on December 12, 1996 and then on the American Stock Exchange on June 24, 1998. This table summarizes the closing price range and trading volume of our common shares on the American Stock Exchange and The Toronto Stock Exchange during the periods indicated:

                                                                       CLOSING PRICE/(1)/
                                                             HIGH                               LOW                     VOLUME/(2)/
                                                ----------------------------       ----------------------------       --------------
PERIOD (CALENDAR YEAR)                               TSE              Amex              TSE              Amex
                                                -------------     ----------       -----------       ----------
1996
December 12 to December 31                      Cdn $13.25                 -        Cdn $11.75                -             598,110

1997
1/st/ Quarter                                   Cdn $24.00                 -        Cdn $11.80                -           1,146,819
2/nd/ Quarter                                   Cdn $20.95                 -        Cdn $13.75                -             743,875
3/rd/ Quarter                                   Cdn $19.75                 -        Cdn $14.00                -             762,535
4/th/ Quarter                                   Cdn $19.64                 -        Cdn $ 9.60                -           1,500,503

1998
1/st/ Quarter                                   Cdn $12.50                 -        Cdn $ 7.50                -             143,572
2/nd/ Quarter                                   Cdn $ 8.50             $3.88        Cdn $ 5.50            $3.50           1,381,258
3/rd/ Quarter                                   Cdn $ 5.20             $3.63        Cdn $ 1.51            $1.31             649,820
4/th/ Quarter                                   Cdn $ 1.50             $1.06        Cdn $  .57            $ .31           3,345,650

1999
1/st/ Quarter                                   Cdn $ 1.40             $ .94        Cdn $  .72            $ .38           1,186,455
2/nd/ Quarter                                   Cdn $ 2.65             $1.88        Cdn $  .80            $ .50           1,310,470
3/rd/ Quarter                                   Cdn $ 1.70             $1.31        Cdn $ 1.10            $ .63             822,500
4/th/ Quarter                                   Cdn $ 5.00             $3.44        Cdn $ 1.50            $ .94           1,972,225

(1) Closing prices after June 1998 are reflected for the American Exchange in U.S. dollars and The Toronto Stock Exchange in Canadian dollars.
(2) Volumes after June 1998 are consolidated market volumes.

Dividends

   Neither we nor Sino-American have paid any dividends to date, and we have no plans to do so in the future. We intend to reinvest our earnings to finance the growth of our business. Our future payment of dividends will depend on our need to finance growth, our financial condition and other factors which the board of directors may consider appropriate.

Item 6.  Selected Financial Data

     This table sets forth our selected historical information, presented in accordance with Canadian GAAP, using U.S. dollars. You should also refer to the consolidated financial statements and all notes.

                                                                 Year Ended December 31,
                                                               --------------------------
Statement of Operations Data:                             1997               1998            1999
                                                    ---------------    --------------    -------------
Revenues:
  Oil and gas income                                $      606,922     $     464,833     $     347,653
                                                    --------------     -------------     -------------
                                                           606,922           464,833           347,653
                                                    --------------     -------------     -------------
Expenses:
  Oil and gas operating                                    240,807           176,179           217,561
  General and administrative                             2,174,867         2,407,639         1,395,803
  Depreciation, depletion and amortization                 321,304           291,334           162,345
  Write-off of registration costs                                -           299,397                 -
  Stock option settlement                                        -           450,000                 -
  Exchange loss                                             47,868            90,873            53,223
                                                    --------------     -------------     -------------
                                                         2,784,846         3,715,422         1,828,932
                                                    --------------     -------------     -------------
Other Income:
  Interest income                                          911,942           540,211           324,877
                                                    --------------     -------------     -------------
  Loss before income taxes                              (1,265,982)       (2,710,378)       (1,156,402)
  Income tax recovery                                      381,641                 -                 -
                                                    --------------     -------------     -------------
  Net loss                                          $     (884,341)    $  (2,710,378)    $  (1,156,402)
                                                    ==============     =============     =============
Loss Per Share:
  Basic and fully diluted                           $         (.10)    $        (.31)    $        (.13)
Balance Sheet Data (at end of period):
  Cash and cash equivalents                         $   15,133,285     $   7,873,280     $   6,983,680
  Property and equipment                            $   16,134,591     $  20,654,529     $  20,422,854
  Total assets                                      $   31,499,576     $  28,842,010     $  27,681,762
  Shareholders' equity                              $   31,223,625     $  28,682,148     $  27,603,955

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     You should read this discussion together with our consolidated financial statements, including all notes. Because the majority of our business activity is conducted in U.S. dollars, we use the U.S. dollar as our reporting currency. We prepared our consolidated financial statements in accordance with Canadian generally accepted accounting principles for the years ended December 31, 1997, 1998 and 1999. You should also read Note 12 to our annual audited consolidated financial statements regarding reconciliation to U.S. generally accepted accounting principles.

     During 1999, after reviewing the results of our exploration wells drilled between 1996 and 1998, we decided to relinquish our smallest two blocks located in the Bohai Bay and the Pearl River Mouth Basin to concentrate all of our efforts and resources on our two remaining large blocks which have shown the highest probability for success, Bohai Bay blocks 04/36 and 05/36. In December 1999, we drilled a 5,000-foot exploration well in Block 04/36 in the Bohai Bay to test the shallow sand structure in prospect CFD 11-1. In February 2000 we successfully tested a delineation well on the same structure to approximately 5,000 feet and plan two wells for the spring of 2000 to continue to evaluate the lateral extent of the reservoirs in our two blocks.

Liquidity and Capital Resources

     We incurred capital expenditures of $1,166,448 in 1999, $4,868,554 in 1998 and $7,844,927 in 1997. We used these funds primarily to pay for Sino-American's share of drilling, geological and geophysical costs in its concession areas in China, which we described in Item 1.

                             Capital Expenditures
                             --------------------

                                                                            As of December 31,
                                                            ---------------------------------------------------
                                                                  1999             1998             1997
                                                             ---------------  ---------------  ---------------
       Capital costs - China                                      $1,098,526       $4,843,827       $7,739,641
       Capital costs - U.S.                                           65,343                -                -
       Capital costs - Furniture and Fixtures                          2,579           24,727          105,286
                                                                  ----------       ----------       ----------
                                                                  $1,166,448       $4,868,554       $7,844,927
                                                                  ==========       ==========       ==========

     Prior to going public in 1996 we privately raised capital of $5,066,000. At the end of 1996 and in early 1997, we netted proceeds of $26,734,572 from our initial public offering. In addition, Sino-American shareholders have exercised stock options to purchase shares of Sino-American common stock which they exchanged for our stock. Through these exchanges, we raised $456,924 in 1997, $42,000 in 1998 and $50,000 in 1999. Cumulatively through 1999, we have raised $32,349,496 in capital.

     At year-end 1999 we had available cash of $6,983,680 and total liabilities of $77,807, as compared to $7,873,280 of cash and $159,862 of liabilities at year-end 1998. The fact that available cash amounts were reduced approximately $900,000 during 1999 primarily reflects the receipt of net proceeds of approximately $1.2 million in 1999 from the sale of our Canadian oil and gas properties. We will continue to invest our cash resources in liquid, low-risk investments in order to have funds available to meet capital requirements anticipated for further exploratory and confirmation programs.

     For 2000, we have recommended to the operator the following drilling and seismic program for our China concessions. The costs shown in this section are based on our estimates, which may not reflect the ultimate cost incurred by the operator. Costs shown are net to our interests.

                        Budgeted 2000 Exploration Costs
                                   US $000's

                                                                       Geological       Overall
        Prospect                                               Well        and        Development
          Area             Activity                  Block     Cost    Geophysical       Plans       Total
          ----             --------                  -----    ------   -----------    -----------    ------
     CFD 11-1-2     Confirmation Drilling            04/36    $  965   $         -           $  -    $  965
     CFD 11-1-3     Confirmation Drilling            04/36       870             -              -       870
     CFD 11-1       3-D Seismic Survey               04/36         -           545              -       545
     CFD 12-1-1     Exploratory Drilling             05/36       645             -              -       645
     CFD 11-1-4     Confirmation Drilling            04/36       768             -              -       768
     CFD 11-1-5     Confirmation Drilling            04/36       768             -              -       768
     CFD 2-1-5      Confirmation Drilling            04/36     1,555             -              -     1,555
     CFD 11-1       Overall Field Development Plan   04/36         -             -             90        90
     CFD 2-1        Overall Field Development Plan   04/36         -             -             75        75
                                                              ------   -----------           ----    ------

                    TOTALS                                    $5,571          $545           $165    $6,281

     The above drilling schedule would allow us to begin construction of development facilities on the CFD 2-1 field in the second quarter of 2001, with first production in the second quarter of 2002. We could also begin construction of the development facilities on the CFD 11-1 field during the second quarter of 2001, with first production in the fourth quarter of 2002.

     The CFD 2-1 field contains proved undeveloped reserves. The discovery well was drilled in mid-1996 and three confirmation wells were drilled in 1997, with 3-D seismic shot, processed and interpreted in 1998.

     The CFD 11-1 field also contains proved undeveloped reserves. One exploration well was drilled in December 1999, and one delineation well was drilled in early 2000. We have not yet shot 3-D seismic in this field, but it is budgeted in 2000 along with further delineation drilling.

     Our current projections of total cash requirements attributable to our China interests through the end of 2003 are as follows:

                     Estimated Capital Costs / 2000 - 2003
                                   US $000's

                                                 Less Net    Net Cash
                   Exploration   Development    Operating    Required    Cumulative
           Year      Capital       Capital        Income     Per Year      Total
           ---       -------       -------        ------     --------      -----
          2000      *$ 6,281     $      -       $      -     $  6,281     $ 6,281
          2001         2,650        5,506              -        8,156     $14,437
          2002         2,225       13,373         (6,447)       9,151     $23,588
          2003           725        6,450        (22,923)     (15,748)    $ 7,840
                     -------     ---------      --------     --------
                     $11,881     $ 25,329       $(29,370)    $  7,840
        TOTALS

     *  From preceding table.

     We believe the amounts budgeted through 2003 should allow us to fully develop the proved reserves on both the CFD 2-1 and CFD 11-1 fields and to drill one exploration well on each of six additional seismically identified prospects in our two blocks. If we are successful in our future exploration efforts, then we may require more capital than shown in this schedule.

     We have $7.0 million in cash reserves, which we currently believe is sufficient to fund cash requirements through most of the year 2000. We believe that the $8.2 million required in 2001 and the $9.2 million required in the first half of 2002 can be funded by means of conventional debt and equity financing. We currently expect initial production income to begin in mid-2002.

     We have based the preceding estimates on a number of assumptions, which may prove to be inaccurate or unlikely, including:

     .    the timing of the development plan for various fields,
     .    the accuracy of the costs and reserve projections, and
     . the pace at which the operator and foreign contractors proceed with these exploration and development plans.

     We have scheduled a large portion of our future capital requirements for development rather than exploration activities. We cannot be sure that the development costs can be financed in a conventional manner. Based on our assumptions, we currently project that net revenues will exceed capital requirements on a yearly basis beginning in 2003, which would result in positive cash flow from such properties.

Results of Operations

Revenues

     Our revenues have come solely from oil and gas properties in Alberta, Canada acquired in November 1996. We sold these properties in November 1999. Oil and gas revenues decreased from $606,922 in 1997 to $464,833 in 1998,
primarily due to the decline in oil prices.   Oil and gas revenues further
decreased to $347,653 in 1999 due to loss of income from the Wintering Hills Field relating to workover operations carried out on that field, normal reservoir depletion, and the sale of the properties in the fourth quarter of 1999.

Expenses

     Oil and gas operating expenses decreased from $240,807 in 1997 to $176,179 in 1998, due to fewer workover and remedial operations being carried out in Canada in 1998. Oil and gas operating expenses increased from $176,179 in 1998 to $217,561 in 1999 due to the plugging and workover costs related to the Grand Forks Field.

     General and administrative expenses increased from $2,174,867 in 1997 to $2,407,639 in 1998. This increase was due to SEC registration expenses, listing on the American Stock Exchange and one-time charges incurred in connection with the closing of our Toronto, Canada office and personnel reductions. In 1999, general and administrative expenses decreased by $1,011,836 to $1,395,803, primarily due to reductions in staff, reduced salaries and related costs, cost savings in connection with the closing of the Toronto, Canada office, and reduced outside professional costs.

     During 1998, we wrote off $299,397 of registration expenses incurred primarily in the first and second quarters of 1998 in anticipation of an offering of securities in the U.S. and Canada which we cancelled.

     During 1998, we settled litigation with a former president of our wholly owned subsidiary, Sino-American, who believed he was entitled to more than the 100,000 stock options we believed were granted to him. He received $450,000 and a new Stock Option Agreement covering only 100,000 shares. We charged the $450,000 settlement amount to expense.

     We incurred an exchange loss of $47,868 in 1997 as compared to $90,873 in 1998 and $53,223 in 1999. The losses occurred due to the relative strength of the U.S. dollar as compared to the Canadian dollar.

Other Income

     Interest income decreased from $911,942 in 1997 to $540,211 in 1998 to $324,877 in 1999, due to the use of our initial public offering proceeds for capital requirements and payment of expenses.

Income Taxes

     We recorded a recovery of income taxes of $381,641 in 1997 and none in both 1998 and 1999. We follow Accounting Recommendation Section 3465, "Income Taxes" of the Handbook of the Canadian Institute of Chartered Accounts and determined that the losses incurred in 1998 and 1999 did not meet the criteria stated in
Section 3465 to record a future income tax asset.

Net Loss

     Our net loss for 1997 totalled $884,341 or $0.10 per share, compared to a net loss in 1998 of $2,710,378 or $0.31 per share, and $1,156,402 or $0.13 per share for 1999.

Year 2000

     The Year 2000 issue relates to the inability of computer programs and equipment to properly calculate, store or use dates after December 31, 1999, which could cause system failures, miscalculations and the disruption of normal business operations. Throughout 1999 we implemented our four part Year 2000 plan consisting of: inventory and vendor representation review, in-house testing, third party integration and development of a contingency plan.

     After evaluating our in-house systems and all Year 2000 representations that we received from our software vendors and third parties who perform functions we out-source, we determined that our in-house software and non-information technology was either capable of addressing the Year 2000 or did not use dates. Therefore, we expect all in-house systems to perform their functions in a customary manner throughout the Year 2000.

     During our in-house testing phase we did not encounter any system disruptions and expect that these systems will function properly through the Year 2000. However, the operators of our properties maintain our "mission critical" equipment on-site. We relied on our operators' favorable Year 2000 representations regarding these systems.

     Throughout 1999 we relied on Year 2000 readiness reports periodically issued by our third party suppliers, service providers and customers. By December 31, 1999 approximately 98% provided favorable representations. These third parties received similar representations from us. Based on the representations received, we do not expect material disruption in our business as a result of Year 2000 issues involving third parties.

     During 1999, we prepared a contingency plan which required employees to manually complete otherwise automated tasks, such as calculations. In addition, during 1999 we identified and arranged for other vendors, purchasers and third party contractors if needed. Our ability to continue business activities would most likely not be materially affected by implementing our contingency plan.

     Our most reasonably likely worst case Year 2000 scenario would involve a disruption of third party services affecting the productivity of core equipment, substantially decreasing our oil and gas exploration. We determined that it is not economically feasible to maintain a separate and duplicate secondary power supply all of the operator's "mission critical" equipment. Therefore, unanticipated prolonged losses of these services could cause material disruptions in our business.

     We will continue to use our resources to monitor and address any situation related to the Year 2000 issue. Throughout 1999, we did not incur any significant costs relating to the assessment and remediation of Year 2000 issues.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     None.

Item 8.  Financial Statements and Supplementary Data

     Our consolidated financial statements, accounting policy disclosures, notes to financial statements, business segment information and independent auditors' report are presented on pages 20 through 48 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   Part III

Item 10. Directors and Executive Officers of the Registrant

     We are incorporating by reference all information appearing under the captions "Election of Directors" and "Executive Officers" in our definitive proxy statement. Our definitive proxy statement will be filed within 120 days after the close of our fiscal year in connection with the April 14, 2000 Annual Shareholders' meeting.

Item 11. Executive Compensation

     We are incorporating by reference all information appearing under the caption "Remuneration of Directors and Executive Officers - Statement of Executive Compensation" in our definitive proxy statement. Our definitive proxy statement will be filed within 120 days after the close of the fiscal year in connection with the April 14, 2000 Annual Shareholders' meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     We are incorporating by reference all information appearing under the caption "Principal Shareholders" in our definitive proxy statement. Our definitive proxy statement will be filed within 120 days after the close of the fiscal year in connection with the April 14, 2000 Annual Shareholders' meeting.

Item 13. Certain Relationships and Related Transactions

     We are incorporating by reference all information appearing under the caption "Transactions with Affiliates" (if any such captioned information is included) in our definitive proxy statement. Our definitive proxy statement will be filed within 120 days after the close of the fiscal year in connection with the April 14, 2000 Annual Shareholders' meeting.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

1. Our consolidated financial statements, together with the report of Arthur Andersen LLP dated January 28, 2000, immediately follow the Exhibits herein:

          Report of Independent Public Accountants............................................  21
          Consolidated Balance Sheets.........................................................  22
          Consolidated Statements of Operations and Retained Deficit..........................  23
          Consolidated Statements of Shareholders' Equity.....................................  24
          Consolidated Statements of Cash Flow................................................  25

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

          10(h)* Operating Agreement for Block 04/36 dated February 6, 1995 between Kerr-McGee and Murphy Pacific Rim, Ltd.

          10(i)* Petroleum Contract for Block 05/36 dated January 23, 1996 between CNOOC, Kerr-McGee and Huffco China, LDC

          10(j)* English translation of MOFTEC approval, dated December 30, 1996, of Petroleum Contract for Block 05/36 between CNOOC, Kerr-McGee and Huffco China, LDC

          10(k)* Operating Agreement for Block 05/36 between Kerr-McGee, Huffco China, LDC and Setsco

             21     List of Subsidiaries of Pendaries Petroleum Ltd.

          23(a)     Consent of Arthur Andersen LLP

          23(b)     Consent of Ryder Scott Company

          27        Financial Data Schedule

*Incorporated by reference from Registration Statement No. 1-14754 on Form 20-F filed on June 18, 1998.
+Compensatory Plan.

(b)  Form 8-Ks filed during the fourth quarter of 1999:

     Form 8-K filed with the S.E.C. on October 7, 1999

     Form 8-K/A filed with the S.E.C. on November 22, 1999

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Pendaries Petroleum Ltd. has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       PENDARIES PETROLEUM LTD.

March 3, 2000                          /s/ Bobby J. Fogle
                                       --------------------------------
                                               Bobby J. Fogle
                                         Vice President -Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Pendaries and in the capacities and on the dates indicated.


March 3, 2000                          /s/ Robert E. Rigney
                                       ----------------------------------
                                            Robert E. Rigney
                                       Chairman of the Board, Director
                                        (Principal Executive Officer)
                                          Pendaries Petroleum Ltd.


March 3, 2000                          /s/ Bobby J. Fogle
                                       ----------------------------------
                                               Bobby J. Fogle
                                       Vice President -Finance, Director
                                         (Principal Financial Officer)
                                            Pendaries Petroleum Ltd.

March 3, 2000                          /s/ Paul H. Farrar
                                       ----------------------------------
                                                 Paul H. Farrar
                                                   Director
                                             Pendaries Petroleum Ltd.


March 3, 2000                          /s/ Urick Ho
                                       ----------------------------------
                                                    Urick Ho
                                             Vice President, Director
                                             Pendaries Petroleum Ltd.


March 3, 2000                          /s/ James C.
                                       ----------------------------------
                                                  James C. Roe
                                                    Director
                                              Pendaries Petroleum Ltd.


March 3, 2000                          /s/ Ben F.
                                       ----------------------------------
                                                 Ben F. Barnes
                                                   Director
                                            Pendaries Petroleum Ltd.

     Pendaries Petroleum Ltd.



     CONSOLIDATED FINANCIAL STATEMENTS

     December 31, 1999 and 1998


                    TOGETHER WITH AUDITORS' REPORT

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Shareholders of
PENDARIES PETROLEUM LTD.:


We have audited the consolidated balance sheet of PENDARIES PETROLEUM LTD. (a New Brunswick Corporation) and subsidiaries as of December 31, 1999 and 1998, and the consolidated statements of operations and retained deficit, shareholders' equity and cash flow for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pendaries Petroleum Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in Canada.


                                  Arthur Andersen LLP

Houston, Texas
January 28, 2000

                           PENDARIES PETROLEUM LTD.
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1999 AND 1998
                       (all figures are in U.S. dollars)


                                    ASSETS

                                                                             1999                1998
                                                                         ------------         -----------
CURRENT ASSETS
Cash and cash equivalents                                                 $ 6,983,680         $ 7,873,280
Accounts receivable                                                            43,577             105,750
Prepaid expenses and other assets                                             231,651             208,451
                                                                          -----------         -----------

                                                                            7,258,908           8,187,481
                                                                          -----------         -----------

PROPERTY AND EQUIPMENT
Oil and gas properties, recorded under the full-cost method
   Proved                                                                  17,761,478           7,890,804
   Unproved                                                                 2,565,343          13,238,236
Furniture, fixtures and office equipment                                      172,517             169,938
Accumulated depreciation, depletion and amortization                          (76,484)           (644,449)
                                                                          -----------         -----------

                                                                           20,422,854          20,654,529
                                                                          -----------         -----------
                                                                          $27,681,762         $28,842,010
                                                                          ===========         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                          $    36,845         $    44,627
Accrued liabilities                                                            40,962             115,235
                                                                          -----------         -----------

                                                                               77,807             159,862
                                                                          -----------         -----------

SHAREHOLDERS' EQUITY
Common shares (Note 4), unlimited authorized;
   8,879,470 and 8,781,970 common shares issued                            32,580,051          32,501,842
Retained deficit                                                           (4,976,096)         (3,819,694)
                                                                          -----------         -----------

                                                                           27,603,955          28,682,148
                                                                          -----------         -----------
                                                                          $27,681,762         $28,842,010
                                                                          ===========         ===========

 The accompanying notes are an integral part of these consolidated statements.

                           PENDARIES PETROLEUM LTD.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (all figures are in U.S. dollars)


                                                                1999                  1998                  1997
                                                            -----------           -----------           ------------
REVENUE
    Oil and gas income                                      $   347,653           $   464,833           $   606,922
                                                            -----------           -----------           -----------

                                                                347,653               464,833               606,922
                                                            -----------           -----------           -----------
EXPENSES
    Oil and gas operating expenses                              217,561               176,179               240,807
    General and administrative expenses                       1,395,803             2,407,639             2,174,867
    Depreciation, depletion and amortization                    162,345               291,334               321,304
    Write-off of registration costs (Note 4)                          -               299,397                     -
    Stock option settlement (Note 4)                                  -               450,000                     -
    Canadian exchange loss (Note 1)                              53,223                90,873                47,868
                                                            -----------           -----------           -----------

                                                              1,828,932             3,715,422             2,784,846
                                                            -----------           -----------           -----------

OTHER INCOME
  Interest Income                                               324,877               540,211               911,942
                                                            -----------           -----------           -----------

LOSS BEFORE INCOME TAXES                                     (1,156,402)           (2,710,378)           (1,265,982)

RECOVERY OF INCOME TAXES                                              -                     -               381,641
                                                            -----------           -----------           -----------

NET LOSS                                                     (1,156,402)           (2,710,378)             (884,341)

RETAINED DEFICIT, beginning of year                          (3,819,694)           (1,109,316)             (224,975)
                                                            ------------          -----------           -----------

RETAINED DEFICIT, end of year                               $(4,976,096)          $(3,819,694)          $(1,109,316)
                                                            ===========           ===========           ===========

LOSS PER SHARE (Note 6)
   Basic                                                    $      (.13)          $      (.31)          $      (.10)
                                                            ===========           ===========           ===========
   Fully Diluted                                            $      (.13)          $      (.31)          $      (.10)
                                                            ===========           ===========           ===========

 The accompanying notes are an integral part of these consolidated statements.

                           PENDARIES PETROLEUM LTD.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (all figures are in U.S. dollars)
                                 (see Note 4)


                                                                   Total          Cumulative          Retained
                                                Total             Common          Translation         Earnings
                                                Shares            Equity          Adjustment         (Deficit)
                                            -------------      -------------    --------------     -------------
Balance at December 31, 1996                    7,805,970        $26,120,158     $          -        $  (224,975)
   Underwriters' over allotment options           375,000          2,823,247                -                  -
   Sino-American shares canceled                 (150,000)                 -                -                  -
   Exercise of Sino-American warrants             115,000            944,488                -                  -
   Exercise of Pendaries stock options by
     underwriter                                  250,000          1,912,679                -                  -
   Exercise of Sino-American stock options        326,500            456,924                -                  -
   Employees' share compensation                    4,000             49,030                -                  -
   Other adjustments                                    -             22,235            4,180                  -
   Loss                                                 -                  -                -           (884,341)
                                                ---------        -----------     ------------        -----------

Balance at December 31, 1997                    8,726,470         32,328,761            4,180         (1,109,316)
   Directors' share compensation                   15,000            131,081                -                  -
   Exercise of Sino-American stock options         40,500             42,000                -                  -
   Other adjustments                                    -                  -           (4,180)                 -
   Loss                                                 -                  -                -         (2,710,378)
                                                ---------        -----------     ------------        -----------

Balance at December 31, 1998                    8,781,970         32,501,842                -         (3,819,694)
   Directors' share compensation                   47,500             28,209                -                  -
   Exercise of Sino-American stock options         50,000             50,000                -                  -
   Loss                                                 -                  -                -         (1,156,402)
                                                ---------        -----------     ------------        -----------

Balance at December 31, 1999                    8,879,470        $32,580,051     $     -             $(4,976,096)
                                                =========        ===========     ============        ===========

 The accompanying notes are an integral part of these consolidated statements.

                           PENDARIES PETROLEUM LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (all figures are in U.S. dollars)



                                                                 1999                1998               1997
                                                             -------------      -------------      --------------
CASH FLOWS USED IN OPERATING ACTIVITIES
    Loss                                                       $(1,156,402)       $(2,710,378)        $  (884,341)
    Items not affecting cash
       Depreciation, depletion and amortization                    162,345            291,334             321,304
       Decrease in future income taxes                                   -                  -            (381,641)
       Directors' share compensation                                28,209            131,081                   -
       Loss on disposition of Canadian assets                        9,388             57,282                   -
   Changes in non-cash working capital items
       Accounts receivable                                          62,173            107,493            (127,695)
       Accounts payable                                             (7,782)           (43,433)           (113,373)
       Accrued liabilities                                         (74,273)           (72,656)            (17,990)
       Prepaid expenses and other assets                           (23,200)          (189,994)             (4,290)
                                                               -----------        -----------         -----------

                                                                  (999,542)        (2,429,271)         (1,208,026)
                                                               -----------        -----------         -----------

CASH FLOWS (USED IN) PROVIDED BY INVESTING
  ACTIVITIES
    Net additions to proved and unproved oil and gas
     properties                                                 (1,163,869)        (4,843,827)         (7,739,641)

    Additions to furniture, fixtures and office                     (2,579)           (24,727)           (105,286)
     equipment
    Net proceeds from sale of Canadian oil and gas
         properties                                              1,226,390                  -                   -
                                                               -----------        -----------         -----------

                                                                    59,942         (4,868,554)         (7,844,927)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from issuance of common shares                     50,000             42,000           6,208,603
    Cumulative translation effects                                       -             (4,180)              4,180
                                                               -----------        -----------         -----------

                                                                    50,000             37,820           6,212,783
                                                               -----------        -----------         -----------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                          (889,600)        (7,260,005)         (2,840,170)

CASH AND CASH EQUIVALENTS, beginning of year                     7,873,280         15,133,285          17,973,455
                                                               -----------        -----------         -----------

CASH AND CASH EQUIVALENTS, end of year                         $ 6,983,680        $ 7,873,280         $15,133,285
                                                               ===========        ===========         ===========


 The accompanying notes are an integral part of these consolidated statements.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

   Nature of Operations

   Pendaries Petroleum Ltd. ("Pendaries" or "the Company"), a New Brunswick corporation, is a holding company whose primary interests are in exploration, development and production of oil and gas properties in the People's Republic of China.

   On September 3, 1996, Pendaries conveyed to the Class A stockholders of Sino-American Energy Corporation ("Sino-American") the right to exchange 6,250,000 (as amended 6,251,000) Class A shares (including Class A shares attributable to options and warrants outstanding on that date) of Sino-American for 6,251,000 common shares of Pendaries ("Exchange Rights Agreement" or the "Agreement"). Of the 6,251,000 Class A shares originally outstanding, all had been exchanged during 1998 and early 1999. A total of 311,000 Sino-American stock options remain outstanding.

   Sino-American and its wholly owned subsidiary, Sino-American Overseas Energy Corporation ("Sino-American Overseas"), a Cayman Island corporation, are engaged in the exploration, development and production of oil and gas properties in the People's Republic of China.

   Principles of Consolidation

   The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. The consolidated financial statements include the accounts of Pendaries, Sino-American, Sino-American Overseas and Pendaries Production, Inc. (which as yet has no operations). All significant intercompany transactions and balances have been eliminated.

   Cash and Cash Equivalents

   Cash and cash equivalents include all cash held in financial instruments with original maturities of three months or less.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

   Oil and Gas Properties

   The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and non-productive costs incurred in connection with the exploration and development of oil and gas reserves are capitalized in separate cost centers on a country-by-country basis. Such capitalized costs include: contract and concession acquisition; geological, geophysical and other exploration work; drilling, completion of oil and gas wells, construction of production facilities and gathering lines; and certain direct, general and administrative costs and other related costs. The Company also capitalizes interest costs related to unevaluated oil and gas properties.

   Capitalized costs associated with the acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired or the properties are relinquished. Unproved properties are assessed periodically to determine whether any impairment has occurred.

   If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. The total capitalized costs of all cost centers is subject to a further recoverability test which includes, among other things, provisions for site development and restoration, future general, administrative and financial costs. Net capitalized costs are assessed quarterly to determine whether any impairment has occurred. (See Note 12.)

   Substantially all of the Company's exploration, development and production activities are conducted jointly with others, and accordingly, the Company's financial statements reflect only a proportionate interest in such activities.

   The Company owned an interest in producing oil and gas properties in Alberta, Canada which were sold in the fourth quarter of 1999. During the period of ownership, depletion was provided based on the Company's proportionate interest of production in respect of proved reserves.

   The Company currently has no producing oil and gas properties in the People's Republic of China. Therefore, related capitalized costs of oil and gas properties are not currently subject to amortization.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

   Revenue Recognition

   In 1999, 1998 and 1997, the Company's revenues were derived from interest income, plus oil and gas production related to its activities in Canada. The Canadian properties were sold during the last quarter of 1999 for net proceeds of $1,200,000, which approximated book value.

   Income Taxes

   The Company adopted the Accounting Recommendation Section 3465, "Income Taxes" of the Handbook of the Canadian Institute of Chartered Accountants, beginning with its fiscal year ended December 31, 1997. The adoption of
   Section 3465 changed the Company's method of accounting for income taxes to the liability method from the previous deferral method of income tax allocation. The liability method requires that future income tax assets and liabilities be recognized for the expected future tax effects of all temporary differences between the income tax and financial reporting bases of assets and liabilities. This section also provides recommendations that future income tax assets related to deductible temporary differences and unused tax losses and income tax reductions should be recognized to the extent that future income tax assets are considered more likely than not to be realized.

   Liquidity and Capital Resources

   At December 31, 1999 the Company had available cash of $6,983,680 and total liabilities of $77,807, as compared to $7,873,280 and $159,862, respectively, at December 31, 1998. The fact that available cash amounts were reduced approximately $900,000 during 1999 primarily reflects the receipt of net proceeds of approximately $1.2 million in 1999 from the sale of the Canadian oil and gas properties. The Company will continue to invest our cash resources in liquid, low-risk investments in order to have funds available to meet capital requirements anticipated for further exploratory and confirmation programs.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

   Total cash requirements attributable to the Company's China interests through the end of 2003 are projected as follows:

                      Estimated Capital Costs/ 2000-2003
                                   US $000's
                                  (Unaudited)

         -----------------------------------------------------------------------------------------------
                                                              Less Net      Net Cash
                               Exploration     Development    Operating     Required       Cumulative
               Year              Capital         Capital       Income       Per Year         Total
         -----------------------------------------------------------------------------------------------
               2000             $   6,281      $       -      $      -      $  6,281       $  6,281
               2001                 2,650          5,506             -         8,156       $ 14,437
               2002                 2,225         13,373        (6,447)        9,151       $ 23,588
               2003                   725          6,450       (22,923)      (15,748)      $  7,840
                                ---------      ---------      --------      --------

             TOTALS             $  11,881      $  25,329      $(29,370)     $  7,840
         -----------------------------------------------------------------------------------------------


   The above schedule provides for the projected cash required to fully develop the proved reserves on both the CFD 2-1 and CFD 11-1 fields, and to drill one exploration well on each of six additional seismically identified prospects. Should the Company be successful in its future exploration efforts, then capital, in addition to that scheduled above, may be required.

   Pendaries has approximately $7.0 million in cash reserves, which it believes is sufficient to fund cash requirements through most of the year 2000. Management believes that the $8.2 million required in 2001 and the $9.2 million required in the first half of 2002 can be funded by means of conventional debt and equity financing sources. The Company expects initial production income to begin in mid-2002.

   The preceding estimates are based on a number of assumptions, the accuracy or likelihood of the occurrence of which cannot be assured, including, for example, the timing of the development plan for various fields, the accuracy of the costs and reserve projections of management, and the willingness of the operator and the other joint concession owners to proceed with these exploration and development plans. A large portion of future capital requirements is scheduled for development rather than exploration activities. There is no assurance that the development costs can be financed in a conventional manner. Based on the assumptions described above, those estimates, of which there can be no assurance, project that beginning in 2003, net revenues on a yearly basis will exceed capital requirements, which would result in positive cash flow from such properties.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Cont.)

   Foreign Currency Transactions

   These consolidated statements are presented in U.S. dollars because the primary transactions of the Company are denominated in U.S. dollars. Foreign currency exchange gains and losses, if any, are recognized in income as incurred.

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

2. OIL AND GAS EXPLORATION CONTRACTS

   At the end of 1998, the Company owned an interest in five oil and gas exploration contracts covering acreage in the Gulf of Bohai and the Pearl River Mouth Basin of the South China Sea. During 1999, the operator of all five blocks, a wholly owned subsidiary of Kerr-McGee Corporation, and the Company decided to concentrate their resources and efforts on the two primary blocks in the Bohai Bay which have exhibited the most potential for success. As a result, two small blocks in the Bohai Bay and the block in the South China Sea were relinquished. Costs related to these blocks have been moved to proved oil and gas properties.

   Effective September 1, 1999 a third partner who owned a 45% interest in Block 04/36 dropped out of the block. As a result, the Company elected to increase its proportionate interest from 10% to 18.2%. The operator elected to increase its proportionate interest from 45% to 81.8%. The Chinese counterparty to the contract is the China National Offshore Oil Corporation ("CNOOC"), while the other partners are referred to as "Foreign Contractors."

   The Foreign Contractors in Block 05/36 are the Company with 15%, the operator with 50%, and another U.S. independent oil and gas company with 35%. CNOOC is also the Chinese counterparty to this contract.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


2. OIL AND GAS EXPLORATION CONTRACTS (Cont.)

   Oil and gas exploration in the two remaining Bohai Bay blocks is governed by two separate petroleum contracts. Below is a table listing the Company's interest in each of the two remaining concessions, the acreage held, the concession dates and exploration periods.

      Block            Pendaries        Original          Current         Concession          End of
                       Interest          Acreage          Acreage            Date           Exploration
                                                                                              Period
-----------------------------------------------------------------------------------------------------------
 04/36 Block                  18.2%          560,000       420,000        August 1994          August 2001
 05/36 Block                  15.0%          416,000       312,000        January 1996        January 2003

   CNOOC has the option to participate for a 51% interest (or to such lesser extent that CNOOC elects to participate) in the development and production periods by paying its proportionate share of the development and operating costs and receiving its proportional share of oil and gas production. The Foreign Contractors recover all of their exploration costs previously expended in each block out of a disproportionately higher share of first oil produced.

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

   During the first three years of the exploration period, the Foreign Contractors were obligated to incur minimum exploration expenditures of $5 million in each of the Bohai Bay blocks and $6 million in the South China Sea contract area. Except for an exploratory well on one of the Bohai Bay blocks which was dropped in 1999, all minimum exploration expenditures have been met as at December 31, 1999. The operator is currently negotiating with its Chinese counterpart the consideration, if any, regarding the unfulfilled commitment.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


2.   OIL AND GAS EXPLORATION CONTRACTS (Cont.)

     During the following two years of the exploration period, the Foreign Contractors must incur minimum exploration expenditures of $3 million in the 04/36 Block and the 05/36 Block. This minimum expenditure has been met on Block 04/36 and will be met on Block 05/36 during 2000. The Company did not enter into this phase on the three blocks that were dropped during 1999 and therefore, incurred no commitments or obligations.

     During the last two years of the exploration period, the Foreign Contractors are obligated to minimum exploration expenditures of $2.5 million in the 04/36 Block and $3 million in the 05/36 Block. This minimum expenditure has been met on Block 04/36. This phase has not been reached on Block 05/36.

     Development Period

     The development period for any field discovered during the exploration period commences on the date of approval by the Ministry of Energy of the development plan for an oil and/or gas field and has no limit on the time required to develop a field.

     Production Period

     The production period of any oil and/or gas field in a block is a period of 15 consecutive years commencing on the date of commencement of commercial production from the field.

     Relinquishment

     At the end of the first phase of the exploration period, the Foreign Contractors must relinquish 25% of the contract area, excluding the development or production areas. At the end of the second phase of the exploration period, the Foreign Contractors are obligated to relinquish 25% of the remaining contract area after subtracting each development area and/or production area therefrom. At the end of the last phase of the exploration period, the Foreign Contractors must relinquish all contract areas not under development or production. Upon completion of all work and financial obligations, the Foreign Contractors may relinquish their entire interest in any block at the end of each exploration period. Due to the extensive exploration efforts expended on Block 04/36, CNOOC granted permission for entry into the second phase with no relinquishment, with the second phase extending to August 1999.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


2.   OIL AND GAS EXPLORATION CONTRACTS (Cont.)

     Upon entry into the third phase on Block 04/36 in September 1999, the Foreign Contractors relinquished 25% of the acreage in this block. Also, in March 1999 the Foreign Contractors entered into phase two on Block 05/36 and relinquished 25% of the acreage in that block. The Company does not believe that the relinquished acreage was detrimental to the prospectivity of either block.

3.   MURPHY AGREEMENT

     On April 24, 1998, Sino-American and the Company entered into an agreement with Murphy Exploration & Production Company ("Murphy") to purchase its 45% interest in the 04/36 Block (the "Murphy Agreement") which was extended to December 21, 1998 and then to March 22, 1999. The Murphy Agreement provided that the Company would pay a total of $38 million for Murphy's interest, $35 million of the consideration was to be paid in cash and $3 million in Pendaries Common Shares. Due to the adverse change in the condition of the oil and gas industry subsequent to the signing of the Murphy Agreement, the Company elected on March 22, 1999 to let the agreement expire. The Company's non-refundable deposit of $1 million paid to Murphy in April 1998 was recorded as an additional investment in its oil and gas properties related to this opportunity to increase its interest in Block 04/36.

4.   COMMON SHARES

     Pendaries Common Shares

     The authorized share capital of Pendaries consists of an unlimited number of common shares.

     The Company completed an initial public offering in Canada on December 12, 1996 whereby 2,700,000 shares were sold with net proceeds to Pendaries of $20,805,658. The funds were used to purchase Class B shares of Sino-American. In January 1997, one of the underwriters exercised its option to purchase 375,000 additional shares of Pendaries for net proceeds of $2,823,247. In the fourth quarter of 1997, the same underwriter exercised an option to purchase an additional 250,000 common shares resulting in proceeds to Pendaries of $1,912,679.

     Additionally, in 1997, 326,500 shares of Sino-American were issued for proceeds to Sino-American of $456,924 through exercise of outstanding stock options of Sino-American. The Sino-American shares were subsequently exchanged for an equal number of common shares of Pendaries pursuant to the Exchange Rights Agreement described in Note 1.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


4.   COMMON SHARES (Cont.)

     Pendaries' U.S. registration statement filed on Form 20-F was declared effective by the U.S. Securities and Exchange Commission in June 1998. This permitted the Company to list its common shares for trading on the American Stock Exchange. In the third quarter of 1998, the Company wrote-off $299,397 in deferred registration costs related to the Company's initial cross-border public offering in the Unites States which was canceled.

     In 1998, 40,500 Sino-American shares were issued for proceeds to Sino-American of $42,000 through the exercise of outstanding stock options of Sino-American. The Sino-American shares were subsequently exchanged for an equal number of Pendaries common shares pursuant to the Exchange Rights Agreement described in Note 1.

     Pendaries issued 4,000 common shares valued at $49,030 in 1997 to its non-executive employees and 15,000 common shares valued at $131,081 in January 1998 to its non-management (outside) directors.

     In February 1999, the outside directors of Pendaries were granted 47,500 shares as compensation attributable to 1998. The value of the share compensation was $28,209, which was accrued at December 31, 1998. In addition, in 1999, 50,000 Sino-American stock options were exercised and exchanged for 50,000 shares of Pendaries common stock. The options were exercised for $1 per share and Sino-American received $50,000 in payment for the options.

     Warrants

     In consideration for certain stock offering costs, Sino-American issued warrants to a certain underwriter to purchase 115,000 common shares for an exercise price of $12.00 Canadian dollars each. These warrants were exercised in 1997 for proceeds to Sino-American of U.S. $944,488.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


4.   COMMON SHARES (Cont.)

     Stock Option Agreements

     At December 31, 1999 and 1998, options outstanding to acquire Pendaries common shares and Sino-American Class A shares are as follows:

                                                                 Pendaries
                                                   1999                           1998
                                          ------------------------      -------------------------
                                                          Weighted                       Weighted
                                                          Average                        Average
                                            Common        Exercise        Common         Exercise
Pendaries:                                  Shares         Price          Shares          Price
                                          ----------     ----------      ----------     ---------
  Outstanding at beginning of year          527,000        $10.73         485,000        $11.33
    Granted                                 191,000           .78          79,500          7.51
    Exercised                                     -             -               -             -
    Expired Unexercised                      (3,500)         7.51         (37,500)        11.62
                                            -------        ------         -------        ------
  Outstanding at end of year                714,500        $ 8.09         527,000        $10.73
                                            =======        ======         =======        ======
                                                               Sino-American
                                                    1999                      1998
                                          -----------------------   ------------------------
                                                         Weighted                   Weighted
                                                         Average                    Average
                                           Class A       Exercise     Class A       Exercise
Sino-American:                             Shares         Price       Shares         Price
                                          ----------   ----------   ----------    ---------
  Outstanding at beginning of year          611,000      $1.51        651,500         $1.49
    Granted                                       -          -              -             -
    Exercised                               (50,000)      1.00        (40,500)         1.04
    Expired Unexercised                    (250,000)      1.60              -             -
                                           --------      -----        -------         -----
  Outstanding at end of year                311,000      $1.52        611,000         $1.51
                                           ========      =====        =======         =====

  Of the 714,500 and 311,000 options outstanding under the Pendaries and Sino-American plans at December 31, 1999, respectively, all have exercise prices between $.59 and $13.81 U.S. dollars for Pendaries options and between $1.00 and $2.00 for the Sino-American options with a weighted average exercise price of $8.09 and $1.52 U.S. dollars, respectively, and a weighted average remaining contractual life of 2.87 and .49 years, respectively. All of these options are currently exercisable.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


4.   COMMON SHARES (Cont.)

     The Company uses the intrinsic value method for recognizing compensation expense related to stock option grants to employees and uses the fair value method for stock option grants to non-employees.

     Dissenter's Claim Settlement

     In 1996, as a result of the planned merger of Setsco Resources, Inc. (the predecessor company to Sino-American) and Sino-American, a shareholder who held 400,000 common shares of Sino-American exercised his dissenter's rights which, if the claim had been properly pursued, would have entitled him to be paid the fair value of such shares. In January 1997, Sino-American, Pendaries and the dissenting shareholder settled the dispute and all litigation and claims connected therewith. Pendaries issued 250,000 shares of its common stock to the dissenting shareholder in return for the 400,000 shares of Sino-American held by the dissenting shareholder and his release from all claims and exchange rights. In connection with this settlement, the Company canceled 150,000 shares of Sino-American stock.

     Stock Option Settlement

     In April 1998, in connection with litigation with a former President of Sino-American over the number of stock options to which the former President was entitled, the parties entered into a settlement agreement pursuant to which the former President received $450,000 and agreed to execute a new Stock Option Agreement reflecting a grant of 100,000 stock options (the number of stock options the Company claimed had originally been granted) and, with the exception of certain restrictions not imposed on other option holders, containing terms substantially similar to those contained in the Stock Option Agreements of all other option holders who had been granted options prior to 1996.

5.   INCOME TAXES

     Pendaries and Sino-American have cumulative losses for Canadian and U.S. income tax purposes of approximately $5,200,000 Canadian and $6,180,000 U.S., respectively. These tax losses are available to reduce future years Canadian and U.S. taxable income through 2004 and 2013, respectively.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


5.   INCOME TAXES (Cont.)

     Significant components of the Company's future income tax position are as follows:

                                                                   1999             1998
                                                                -----------     -----------
Future income tax assets (net operating loss carryforward)      $ 4,030,000     $ 4,323,000
Valuation allowance                                              (2,100,000)     (2,090,000)
                                                                -----------     -----------
                                                                  1,930,000       2,233,000
Future income tax liabilities (excess of basis in oil and gas
properties for financial reporting over tax basis)                1,930,000       2,233,000
                                                                -----------     -----------
Net future income tax liability                                 $         -     $         -
                                                                ===========     ===========

     Canadian GAAP requires that future income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the future income tax assets will not be realized. As such, the Company has recorded a valuation allowance of $2,100,000 as of December 31, 1999 and $2,090,000 as of December 31, 1998.

6.   LOSS PER SHARE

     Basic loss per common share is calculated on the basis of 8,848,840 (1998 - 8,780,388, 1997 - 8,366,811) weighted average common shares outstanding.

     Fully diluted loss per common share is calculated on the basis of 9,874,340 (1998 - 9,918,388, 1997 - 9,503,311) weighted average common shares outstanding. This reflects the effects of share options and warrants outstanding at December 31, 1999, 1998 and 1997. The Company's stock options and warrants were not included in the computation of fully diluted loss per share because to do so would have been antidilutive for the periods presented.

     RELATED PARTY TRANSACTIONS

     During 1999, there were no material transactions between the Company and its directors, executive officers or known holders of greater than five percent of the Company's Common Stock.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


8.   COMMITMENTS AND CONTINGENCIES

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

          i.   Lease Commitments

               At December 31, 1999, the Company had operating leases covering office space in Houston, Texas. Future minimum lease payments under these operating leases in aggregate are as follows:

                               2000    $ 72,485
                               2001      72,485
                               2002      60,404
                                       --------
                                       $205,374
                                       ========

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

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


9.  SEGMENT INFORMATION

    Pendaries Petroleum Ltd. is an independent oil and gas company engaged in the exploration and development of oil and natural gas properties. Information about the Company's operations by geographic area for the years ended December 31,1999, 1998 and 1997 are as follows:

                                                            1999                   1998                   1997
                                                      ---------------          ------------           ------------
     China
       Revenues                                       $            -           $          -           $          -
       Depreciation, depletion and amortization                    -                      -                      -
       Operating profit (loss)                                     -                      -                      -
       Capital expenditures                                1,098,526              4,843,827              7,739,641
       Identifiable assets                            $   20,326,821           $ 19,162,952           $ 14,445,739

     Canada
       Revenues                                       $      347,653           $    464,833           $    606,922
       Depreciation, depletion and amortization              131,652                259,054                300,931
       Operating profit (loss)                               (68,061)            (1,116,924)            (1,382,327)
       Capital expenditures                                        -                      -                 24,608
       Identifiable assets                            $      903,226           $  2,861,234           $  4,118,842

     United States
       Revenues                                       $            -           $          -           $          -
       Depreciation and amortization                          30,693                 32,280                 20,373
       Operating profit (loss)                            (1,088,341)            (1,593,454)               116,345
       Capital expenditures                                   65,343                 24,727                 80,678
       Identifiable assets                            $    6,451,715           $  6,817,824           $ 12,934,995

     Total
       Revenues                                       $      347,653           $    464,833           $    606,922
       Depreciation, depletion and amortization              162,345                291,334                321,304
       Operating profit (loss)                            (1,156,402)            (2,710,378)            (1,265,982)
       Capital expenditures                                1,163,869              4,868,554              7,844,927
       Identifiable assets                            $   27,681,762           $ 28,842,010           $ 31,499,576

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


10. CONCENTRATION OF CREDIT RISK

    Substantially all of the Company's accounts receivable at December 31, 1999 result from interest receivable from financial institutions. The cash investments are made with large, financially sound financial institutions in low-risk investments. Therefore, credit risk is negligible.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying amount of cash, trade receivables and payables approximates fair market value due to the highly liquid nature of these short-term instruments.

12. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

    These consolidated financial statements are expressed in U.S. dollars and are prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conform in all material respects with those in the United States ("U.S. GAAP") for the years presented, except as outlined below.

    Oil and Gas Properties

    In Canada, if the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the estimated future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. Also, the total capitalized costs of all cost centers are subject to a further recoverability test which includes, among other things, providing for site development and restoration, future general, administrative and financing costs. This is not consistent with U.S. GAAP.

    For U.S. GAAP, if the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the estimated discounted present value at 10% of future net revenues from proved oil and gas reserves in the cost center and the costs of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense. Included in the estimated future net cash flows are Canadian provincial tax credits expected to be realized beyond the date at which the legislation, under its provisions, could be repealed. To date, the Canadian provincial government has not indicated an intention to repeal this legislation.

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


12. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Cont.)

    In 1998, if U.S. GAAP had been applied instead of Canadian GAAP, the Company would have recognized an impairment of its oil and gas properties in the amount of $549,555 in Canada and $2,195,799 in China. There is no such impairment in 1999 and 1997. These amounts are reflected in the summary shown below as impairment of oil and gas properties. All Canadian oil and gas properties were sold in November 1999. All amounts are in thousands except for per share data and weighted average common shares outstanding.

                                                                            1999                   1998                  1997
                                                                         --------------------------------------------------------
    Loss according to financial statements,
      Canadian GAAP                                                       $   (1,156)            $   (2,710)           $     (884)
    Increase due to U.S. GAAP impairment of oil and gas properties                 -                 (2,745)                    -
                                                                          ----------             ----------            ----------
    Approximate loss in accordance with U.S. GAAP                             (1,156)                (5,455)                 (884)
                                                                          ----------             ----------            ----------
    Retained deficit, beginning of period                                     (6,564)                (1,109)                 (225)
                                                                          ----------             ----------            ----------
    Retained deficit, end of period                                       $   (7,720)            $   (6,564)           $   (1,109)
                                                                          ==========             ==========            ==========
    Loss per share:
      Basic                                                               $    (0.13)            $    (0.62)           $    (0.10)
                                                                          ==========             ==========            ==========
      Diluted                                                             $    (0.13)            $    (0.62)           $    (0.10)
                                                                          ==========             ==========            ==========
    Weighted average common shares outstanding                             8,848,840              8,780,388             8,366,811
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

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


12. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Cont.)

                                                                               Year Ended December 31,
                                                                1999                     1998                    1997
                                                           -------------             ------------           ------------
                                                                  (000's omitted except per share and share data)
    Loss:
      As reported (thousands)                                 $   (1,156)               $  (2,710)             $    (884)
      Pro Forma (thousands)                                   $   (1,300)               $  (2,926)             $  (2,309)
    Loss per share:
      As reported:
        Basic                                                 $    (0.13)               $   (0.31)             $   (0.10)
        Diluted                                               $    (0.13)               $   (0.31)             $   (0.10)
      Pro Forma:
        Basic                                                 $    (0.15)               $   (0.33)             $   (0.27)
        Diluted                                               $    (0.15)               $   (0.33)             $   (0.27)
    Stock options issued during period (thousands) -
        Pendaries                                                    191                     79.5                     285
    Weighted average exercise price -
        Pendaries options granted                             $      .78                $    7.51              $    13.13
    Average per option compensation value of
        options granted - Pendaries                           $      .75                $    2.72              $     5.00
    Compensation cost (thousands)                             $      144                $     216              $    1,425

    The above amounts were determined in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility computed using, as of the date of grant, the weekly average of the common shares as listed on the AMEX which was approximately 113%; expected dividend yield - 0%; expected option term - 5 years; and a weighted average risk-free rate of return as of the date of grant as 5.734% based on the yield of five-year U.S. treasury securities.

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

                           PENDARIES PETROLEUM LTD.
                       NOTES TO CONSOLIDATED STATEMENTS
                       DECEMBER 31, 1999, 1998 AND 1997
           (all figures are in U.S. dollars unless otherwise noted)


12. RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (Cont.)

    Company's initial public offering in Canada in late 1996. The release of 122,868 of these shares is potentially subject to being recognized as compensation. No release of such shares has occurred. If the price of the Company's common stock were to be below the initial offering price at the time of release, no compensation expense would be recognized.

    Comprehensive Income (Loss)

    During June 1997, the FASB issued SFAS No. 130, "Comprehensive Income", which was required to be adopted in the first quarter of 1998. The Statement requires presentation of comprehensive income (loss), which is traditional net income (loss) adjusted for certain items reflected as direct charges to equity. There are no significant reconciling items that would have an effect on comprehensive income for the three years ended December 31, 1999.

    Supplemental Cash Flow Disclosures

    The Company paid no interest or taxes during the three year period ended December 31,1999.

    Derivative Instruments and Hedging Activities

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company does not anticipate that the implementation of SFAS No. 133 will have a material impact on the consolidated financial statements.

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

                                                   Canada               U.S.                China                Total
                                               --------------        ------------       -------------        --------------
At December 31, 1999
Proved mineral interests                       $            -         $         -        $  17,761,478        $  17,761,478
Unproved mineral interests                                  -              65,343            2,500,000            2,565,343
                                               --------------         -----------        -------------        -------------
     Gross capitalized costs                                -              65,343           20,261,478           20,326,821
Accumulated depreciation, depletion and
   amortization                                            (-)                 (-)                  (-)                  (-)
                                               --------------         -----------        -------------      ---------------
     Net capitalized costs                     $            -         $    65,343        $  20,261,478      $    20,326,821
                                               ==============         ===========        =============      ===============

At December 31, 1998
Proved mineral interests                       $    1,966,088         $         -        $   5,924,716      $     7,890,804
Unproved mineral interests                                  -                   -           13,238,236           13,238,236
                                               --------------         -----------        -------------      ---------------
     Gross capitalized costs                        1,966,088                   -           19,162,952           21,129,040
Accumulated depreciation, depletion and
   Amortization                                      (598,527)                 (-)                  (-)            (598,527)
                                               --------------         -----------        -------------      ---------------
     Net capitalized costs                     $    1,367,561         $         -        $  19,162,952      $    20,530,513
                                               ==============         ===========        =============      ===============

  Costs Not Being Amortized

The following table sets forth a summary by year of incurred costs of unproved oil and gas properties not being amortized at December 31, 1999.

                                            1999           1998            1997            1996             Total
                                         ---------      ---------       ---------        ---------        ---------
Unproved Oil and Gas Properties            $65,343       $105,673       $1,103,968       $1,290,359       $2,565,343

                           PENDARIES PETROLEUM LTD.
               SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
           (all figures are in U.S. dollars unless otherwise noted)


Costs Incurred

The following table summarizes costs incurred and capitalized in connection with oil and gas exploration and development activities. Exploration and development costs include applicable depreciation of support equipment and facilities used in such activities.

                                            Canada            U.S.              China               Total
                                         -----------      ------------      -------------       -------------
At December 31, 1999
Proved property acquisitions             $         -      $          -      $            -      $            -
Unproved property acquisitions                     -                 -                   -                   -
Exploration costs                                  -            65,343           1,098,526           1,163,869
                                        ------------      ------------      --------------      --------------
      Total costs incurred              $          -      $     65,343      $    1,098,526      $    1,163,869
                                        ============      ============      ==============      ==============

At December 31, 1998
Proved property acquisitions            $          -      $          -      $            -      $            -
Unproved property acquisitions                     -                 -                   -                   -
Exploration costs                                  -                 -           4,843,827           4,843,827
                                        ------------      ------------      --------------      --------------
      Total costs incurred              $          -      $          -      $    4,843,827      $    4,843,827
                                        ============      ============      ==============      ==============

At December 31, 1997
Proved property acquisitions            $          -        $        -      $            -      $            -
Unproved property acquisitions                     -                 -                   -                   -
Exploration costs                                  -                 -           7,739,641           7,739,641
                                        ------------      ------------      --------------       -------------
      Total costs incurred              $          -      $          -      $    7,739,641       $   7,739,641
                                        ============      ============      ==============       =============

                           PENDARIES PETROLEUM LTD.
               SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
           (all figures are in U.S. dollars unless otherwise noted)


Oil and Gas Reserve Information

The following tables set forth certain unaudited information concerning Pendaries' proved oil and gas reserves at December 31, 1999, 1998 and 1997. There are numerous uncertainties inherent in estimating the quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

                                                                                                   Natural Gas
                                                     Oil and Natural Gas Liquids (Mbbls)               (MMcf)
                                                  -----------------------------------------      ---------------
                                                     China           Canada        Total              Canada
                                                  -----------    ------------    ----------      ---------------
At December 31, 1996                                    1,858             116         1,974                  968

Purchase of minerals in place                               -               -             -                    -
Extension, discoveries and other additions              2,539               -         2,539                    -
Revisions of previous estimates                             -               7             7                   27
Production                                                  -             (12)          (12)                (145)
Sale of properties                                          -               -             -                    -
                                                     --------        --------      --------             --------

At December 31, 1997                                    4,397             111         4,508                  850
                                                     ========        ========      ========             ========

Purchase of minerals in place                               -               -             -                    -
Extension, discoveries and other additions                  -               -             -                    -
Revisions of previous estimates                        (2,545)              9        (2,536)                 341
Production                                                  -             (14)          (14)                (132)
Sale of properties                                          -               -             -                    -
                                                     --------        --------      --------             --------

At December 31, 1998                                    1,852             106         1,958                1,059
                                                     ========        ========      ========             ========

Purchase of minerals in place                               -               -             -                    -
Extension, discoveries and other additions              4,975               -         5,985                    -
Revisions of previous estimates                         1,010               -             -                    -
Production                                                  -             (11)          (11)                 (89)
Sale of properties                                          -             (95)          (95)                (970)
                                                     --------        --------      --------             --------

At December 31, 1999                                    7,837               -         7,837                    -
                                                     ========        ========      ========             ========

Proved Developed Reserves
  December 31, 1997                                         -             111           111                  850
  December 31, 1998                                         -             106           106                1,059
  December 31, 1999                                         -              -              -                    -

                           PENDARIES PETROLEUM LTD.
               SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
           (all figures are in U.S. dollars unless otherwise noted)


Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following table sets forth unaudited information concerning the discounted future net cash flows from proved oil and gas reserves of Pendaries as of December 31, 1999, 1998, and 1997, net of income tax expense. Income tax expense has been computed using assumptions relating to the future tax rates and the permanent differences and credits under the laws relating to oil and gas activities at December 31, 1999, 1998 and 1997, and do not take into account subsequent changes in tax laws. The information should be viewed only as a form of standardized disclosure concerning possible future cash flows that would result under the assumptions used, and should not be viewed as indicative of fair market value.

                                                                                     In Thousands
                                                                      ------------------------------------------
                                                                         China          Canada           Total
                                                                      -----------    ------------    ------------
     Standardized measure of discounted future net cash
        flows relating to proved reserves, net of income tax
        expense as of December 31, 1999:

     Future cash flows                                                 $  190,014     $         -      $  190,014
     Future production and development costs                               65,432               -          65,432
                                                                       ----------     -----------      ----------
     Future net inflows before income taxes                               124,582               -         124,582
     Discount at 10% annual rate                                           64,048               -          64,048
                                                                       ----------     -----------      ----------
     Discounted future net cash flows before income taxes                  60,534               -          60,534
     Discounted future income taxes                                        18,765               -          18,765
                                                                       ----------     -----------      ----------
     Standardized measure of discounted future net cash flows          $   41,769     $         -      $   41,769
                                                                       ==========     ===========      ==========

     Standardized measure of discounted future net cash flows relating to proved reserves, net of income tax expense as of December 31, 1998:

     Future cash flows                                                 $   20,986     $     2,370      $   23,356
     Future production and development costs                               12,161           1,011          13,172
                                                                       ----------     -----------      ----------
     Future net inflows before income taxes                                 8,825           1,359          10,184
     Discount at 10% annual rate                                            5,096             541           5,637
                                                                       ----------     -----------      ----------
     Discounted future net cash flows before income taxes                   3,729             818           4,547
     Discounted future income taxes                                             -               -               -
                                                                       ----------     -----------      ----------
     Standardized measure of discounted future net cash flows          $    3,729     $       818      $    4,547
                                                                       ==========     ===========      ==========

                           PENDARIES PETROLEUM LTD.
               SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)
           (all figures are in U.S. dollars unless otherwise noted)



                                                                                 In Thousands
                                                              ------------------------------------------------
                                                                   China            Canada            Total
                                                              --------------      -----------       ----------
Standardized measure of discounted future net cash
   flows relating to proved reserves, net of income tax
   expense as of December 31, 1997:

Future cash flows                                                 $   81,348        $   3,495       $   84,843
Future production and development costs                               30,772            1,484           32,256
                                                                  ----------        ---------       ----------
Future net inflows before income taxes                                50,576            2,011           52,587
Discount at 10% annual rate                                           24,892              661           25,553
                                                                  ----------        ---------       ----------
Discounted future net cash flows before income taxes                  25,684            1,350           27,034
Discounted future income taxes                                         6,483              243            6,726
                                                                  ----------        ---------       ----------
Standardized measure of discounted future net cash flows          $   19,201        $   1,107       $   20,308
                                                                  ==========        =========       ==========

                                                                                In Thousands
                                                              ------------------------------------------------
                                                                  1999               1998             1997
                                                              --------------      -----------       ----------
Change in standardized measure of discounted future
   net cash flows related to proved reserves for the years
   ended December 31:

Beginning Balance                                                 $    4,547        $  20,308       $   10,554

Sales, net of production costs                                          (100)            (289)            (366)
Net change in prices and production costs                              9,314          (15,278)          (3,421)
Extensions and discoveries, net of related costs                      39,369                -           14,831
Changes in estimated future development costs                         (4,376)           3,742            4,536
Revisions of quantity estimates                                        8,533          (11,043)              75
Sale of minerals in place                                             (1,200)               -                -
Accretion of discount                                                    373            2,703            1,436
Change in income taxes                                               (18,765)           6,726           (2,922)
Changes in production rate (timing) and other                          4,074           (2,322)          (4,415)
                                                                  ----------        ---------       ----------

Ending Balance                                                    $   41,769        $   4,547       $   20,308
                                                                  ==========        =========       ==========