Form 10-Q
period 2000-03-31
PENDARIES PETROLEUM LTD
filed 2000-05-12
CIK 1058254

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                                 (713) 355-2900

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         The total number of shares of the registrant's Common Shares, no par value, outstanding on March 31, 2000, was 8,879,470.

                            PENDARIES PETROLEUM LTD.


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2000
         (Unaudited) and December 31, 2000.................................... 3

         Consolidated Statements of Operations and Deficit for the
         three months ended March 31, 2000 (Unaudited)
         With Comparative Figures for the Preceding Year...................... 4

         Consolidated Statements of Cash Flow for the
         three months ended March 31, 2000 (Unaudited)
         With Comparative Figures for the Preceding Year...................... 5

         Notes to Consolidated Financial Statements (Unaudited)............... 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ None


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................. None

Item 2.  Changes in Securities and Use of Proceeds......................... None

Item 3.  Defaults Upon Senior Securities................................... None

Item 4.  Submission of Matters to a Vote of Security Holders............... None

Item 5.  Other Information................................................. None

Item 6.  Exhibits and Reports of Form 8-K.................................. None


SIGNATURES................................................................... 13

PART I:

      Item 1.                FINANCIAL STATEMENTS

                            PENDARIES PETROLEUM LTD.

                           CONSOLIDATED BALANCE SHEETS

                      March 31, 2000 and December 31, 1999

                        (All figures are in U.S. dollars)


                                                                                March 31,      December 31,
                                                                                  2000             1999
                                                                             -----------      -----------
                                     ASSETS                                  (Unaudited)
                                     ------
CURRENT ASSETS
   Cash and cash equivalents                                           $       5,027,638     $   6,983,680
   Accounts receivable                                                            25,218            43,577
   Prepaid expenses and other assets                                             167,450           231,651
                                                                       -----------------    --------------

                                                                               5,220,306         7,258,908
PROPERTY AND EQUIPMENT
   Oil and gas properties, recorded under the full cost method
     Proved                                                                   19,315,481        17,761,478
     Unproved                                                                  2,626,003         2,565,343
   Furniture, fixtures and office equipment                                      221,895           172,517
   Accumulated depreciation, depletion and amortization                          (85,379)          (76,484)
                                                                       ------------------   --------------

                                Net property and equipment                    22,078,000        20,422,854
                                                                       -----------------    --------------
                                Total Assets                        $         27,298,306    $   27,681,762
                                                                       ==================   ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                    $             -      $       36,845
   Accrued liabilities                                                            23,433            40,962
                                                                       -----------------    --------------
                          Total current liabilities                               23,433            77,807
                                                                       -----------------    --------------
SHAREHOLDERS' EQUITY
   Common shares
     Authorized, unlimited number of common shares
     Issued 8,879,470 and 8,879,470 common shares, respectively               32,580,051        32,580,051
     Retained Deficit                                                         (5,305,178)       (4,976,096)
                                                                       ------------------   --------------
                          Total shareholders' equity                          27,274,873        27,603,955
                                                                        -----------------    --------------
                          Total liabilities and shareholders' equity     $    27,298,306   $    27,681,762
                                                                         ===============   ================

The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED DEFICIT

                                   (Unaudited)
                        (All figures are in U.S. dollars)

                                                  For The          For The
                                                Three-Month      Three-Month
                                                Period Ended     Period Ended
                                                  March 31,        March 31,
                                                    2000             1999
                                                    ----             ----

REVENUE

   Oil and gas income                         $              -     $     100,791
                                                  ------------     -------------

EXPENSES

   Oil and gas operating expenses                            -           95,160
   General and administrative expenses                 391,768          376,097
   Depreciation, depletion and amortization              8,895           47,751
   Canadian Exchange (gain)/loss                         6,715          (10,063)
                                                  ------------     -------------
                                                       407,378          508,945
                                                  ------------     -------------
OTHER INCOME

   Interest income                                      78,296           88,774
                                                  ------------     -------------


NET LOSS                                              (329,082)        (319,380)

RETAINED DEFICIT, beginning of period               (4,976,096)      (3,819,694)
                                                  -------------   --------------

RETAINED DEFICIT, end of period               $     (5,305,178)   $  (4,139,074)
                                              =================   ==============

NET LOSS PER SHARE
   Basic                                      $           (.04)   $        (.04)
                                              =================   ==============
   Fully diluted                              $           (.04)   $        (.04)
                                              =================   ==============



The accompanying notes are an integral part of these consolidated statements.


                            PENDARIES PETROLEUM LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (Unaudited)

                        (All figures are in U.S. dollars)


                                                                          For the           For the
                                                                        Three-Month       Three-Month
                                                                        Period Ended      Period Ended
                                                                          March 31,         March 31,
                                                                            2000              1999
                                                                            ----              ----


CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                       $       (329,082) $      (319,380)
   Items not affecting cash
     Depreciation, depletion and amortization                                8,895           47,751
        Accounts receivable                                                 18,359          (43,261)
        Accounts payable                                                   (36,845)          (2,198)
        Accrued liabilities                                                (17,529)          42,443
        Prepaid expenses and other assets                                   64,201          (45,150)
                                                                  ----------------  ---------------

                  Net cash used in operating activities                  (292,001)        (319,795)
                                                                       -----------      -----------

CASH FLOW USED IN INVESTING ACTIVITIES
   Net additions to proved and unproved oil and gas
        properties                                                      (1,614,663)        (228,501)
   Additions to furniture, fixtures and office equipment                   (49,378)           1,071
                                                                  ----------------- ---------------
                 Net cash used in investing activities                  (1,664,041)        (227,430)
                                                                      -------------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                   (1,956,042)        (547,225)

CASH AND CASH EQUIVALENTS, beginning of period                           6,983,680        7,873,280
                                                                  ----------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                          $      5,027,638  $     7,326,055
                                                                  ================  ===============


The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

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

     The consolidated interim financial statements included herein have been prepared by Pendaries without audit and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are presented on a basis consistent with annual audited consolidated financial statements. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1999 filed with the SEC.

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

3.       OIL AND GAS PROPERTIES - ALBERTA, CANADA

     In November 1996, we purchased an interest in three producing oil and gas properties located in Alberta, Canada for $1,966,088. In November 1999, we sold all of our interest in the Alberta properties for approximately $1,200,000, which approximated its book value. We will use the proceeds to partially fund exploration and development activities in our two core Bohai Bay blocks.

4.       OIL AND GAS PROPERTIES - CHINA

     At the end of 1998, we owned an interest in five oil and gas exploration petroleum contracts covering blocks in the Gulf of Bohai and the Pearl River Mouth Basin of the South China Sea. A wholly-owned subsidiary of Kerr-McGee serves as the operator of all five blocks. We, the operator, and in one concession an additional partner, as owners of the working interests, serve as the foreign contractors under these petroleum contracts. In addition, a Chinese government company serves as the Chinese counter party to each petroleum contract. For each block covered by a petroleum contract, the foreign contractors maintain an operating agreement among themselves for handling the operational issues. During 1999 we and the operator decided to concentrate our resources and efforts on the two primary blocks in the Bohai Bay which have exhibited the most potential for success, Block 04/36 and Block 05/36. As a result, we relinquished the other two smaller blocks in the Bohai Bay and the block in the South China Sea.

     In Block 04/36, originally three companies held interests in the block. Effective September 1, 1999, Murphy Exploration & Petroleum Company, who owned a 45% interest in Block 04/36, dropped out of the block. This allowed us and Kerr-McGee, the two remaining foreign contractors, to pick up Murphy's interest without cost, other than the obligation to pay our increased proportional shares of prospect expenses. As a result, we elected to increase our proportionate interest from 10% to 18.2%. The operator, Kerr-McGee, elected to increase its proportionate interest from 45% to 81.8%. Thus, we and the operator are the only foreign contractors under the petroleum contract for Block 04/36. The China National Offshore Oil Corporation, or CNOOC, is the Chinese counter party under the contract.

     In Block 05/36, we own a 15% interest, the operator owns a 50% interest, and Newfield Exploration Company, another U.S. independent oil and gas company, owns the remaining 35% interest. CNOOC is the Chinese counter party under this petroleum contract as well.

     Oil and gas exploration in our two Bohai Bay blocks are governed by separate petroleum contracts. In addition, we are party to an operating agreement for each block. The table below lists our interest in each of the two remaining concessions, the acreage held, the concession dates and exploration periods, as determined by the petroleum contracts.

Block       Pendaries   Original    Current    Concession            End of
-----       ---------   --------    -------    ----------            ------
             Interest   Acreage     Acreage       Date            Exploration
             --------   -------     -------       ----            -----------
                                                                     Period
                                                                     ------

04/36 Block   18.2%      560,000    420,000    August 1994        August 2001
05/36 Block   15.0%      416,000    312,000    January 1996       January 2003

     In each block, CNOOC has the option to obtain as much as a 51% working interest during the development and production periods by paying its proportionate share of the development and operating costs and receiving its proportionate share of oil and gas production. Although the foreign contractors bear 100% of the exploration costs, they receive up to a 71% share of the oil and gas produced, (rather than the 49% share that they would otherwise be entitled to) until they have recovered these exploration costs.

5.       RELINQUISHMENT

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

     Due to the extensive exploration efforts expended on Block 04/36, at the beginning of the second phase, CNOOC did not require relinquishment of 25% of the contract area. The second phase continued until August 1999. Upon entry into the third phase in September 1999, the foreign contractors relinquished 25% of the contract area.

     In March 1999, the foreign contractors entered into phase two on Block 05/36 and relinquished 25% of the contract area. We do not believe that the potential for production on either block was harmed by the relinquishment of the contract areas.

6.   Murphy Agreement

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

7.       COMMON SHARES

     Issuance of Stock Options

     On March 9, 1999, certain outside directors of Pendaries were granted stock options for a total of 84,500 common shares. The exercise price is U.S. $0.59 per common share and the options expire on March 9, 2004. There were no options issued in the first quarter of 2000.

     Issuance of Common Shares

     On March 9, 1999, certain outside directors of Pendaries were granted 47,500 common shares as compensation, the value which was U.S. $28,209. There were no such shares issued in the first quarter of 2000.

8.      RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

Theseconsolidated  financial statements are expressed in U.S. dollars,  which is the functional currency in all areas of operation, and are prepared in accordance with generally accepted accounting principles in Canada ("Canadian GAAP") which conform in all material respects with those in the United States ("U.S. GAAP") for the years presented, except as outlined below.

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

     If U.S. GAAP had been applied instead of Canadian GAAP, the Company would have recognized an impairment of its oil and gas properties in China in 1998 in the amount of $2,195,799. As a result of increased oil and gas prices during the quarter ended March 31, 2000 and consideration of the impairment discussed in the preceding sentence, there were no material differences between Canadian GAAP and U.S. GAAP during the quarters ended March 31, 2000 and 1999.

9.   SUBSEQUENT EVENTS - COMMON STOCK AND STOCK OPTIONS
     --------------------------------------------------

     On April 6, 2000, 25,000 Sino-American options were exercised for an exercise price of $1.00 per share. Another 50,000 Sino-American options were exercised on April 24, 2000 with an exercise price of $2.00 per share. Total proceeds to the Company from both exercises were $125,000.

     On April 25, 2000, 20,000 Sino-American options expired unexercised. After the above-mentioned exercises and expirations, 216,000 Sino-American options remain outstanding with exercise prices from $1.00 to $2.00 per share. The remaining 216,000 will expire by August 30, 2000.

     On April 20, 2000, 122,000 Pendaries options were issued to directors, officers and employees of the Company under the Stock Option Plan, with an exercise price of $2.00 per share and expiration date of April 20, 2005. On the same date, 15,000 common shares were issued to certain outside directors under the Company's Share Compensation Plan.

ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere and with the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2000 and 1999:

The Company incurred a net loss of $329,082 and $319,380 for the quarters ended March 31, 2000 and 1999, respectively. The $9,702 increase in net loss was a result of the following:

Oil and gas income from the Company's properties located in Alberta, Canada, decreased from $100,791 in the first quarter ended March 31, 1999 to $0 for the same period in 2000. There was no oil and gas income in the first quarter of 2000 due to the sale of the Company's oil and gas properties in November of 1999.

Interest income decreased by $10,478 from $88,774 in the first quarter of 1999 to $78,296 in the first quarter of 2000. The decrease was due to the reduction of cash available for investment in 2000.

Oil and gas operating expenses decreased from $95,160 for the first quarter of 1999 to $0 for the same period in 2000. There were no operating expenses as of March 31, 2000 due to the sale of the oil and gas properties in November 1999.

Depreciation, depletion and amortization decreased by $38,856 from $47,751 in 1999 to $8,895 in 2000. This decrease was due to the sale of the oil and gas properties in November 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

From inception (July 5, 1994) the Company's capital by year is shown below. Of the total, $31,027,761 represents cash raised by issuance of common shares, $1,325,000 represents oil and gas properties paid for by issuance of common shares, and $227,290 represents services paid for by issuance of common shares.

                 Common
                 Share         Exercise of      Exercise of
  Period         Equity          Warrants         Options           Total

Year - 1995    $ 3,287,500     $       -         $       -      $  3,287,500
Year - 1996     22,812,658             -             20,000       22,832,658
Year - 1997         68,000        944,488         5,196,115        6,208,603
Year - 1998        131,081             -             42,000          173,081
Year - 1999         28,209             -             50,000           78,209
Year - 2000             -              -                 -                -
               -----------     ----------        ----------      -----------
   Totals      $26,327,448      $ 944,488        $5,308,115      $32,580,051
               ===========      =========        ==========      ===========

During the same periods, the Company incurred capital expenditures as follows:

                Oil and Gas       Oil and Gas     Furniture,
                 Properties        Properties    Fixtures and
  Period           Canada            China        Equipment          Total
  ------           ------            -----        ---------          -----
Year - 1995    $        -        $  3,597,631     $  59,758     $  3,657,389
Year - 1996      1,966,088          2,981,853        62,613        5,010,554
Year - 1997             -           7,739,641       105,286        7,844,927
Year - 1998             -           4,843,827       (57,719)       4,786,108
Year - 1999     (1,966,088)(1)      1,163,869        (2,579)        (804,798)
Year - 2000             -           1,614,663        54,536        1,669,199
                 ---------        -----------      --------      -----------
        Totals          -         $21,941,484      $221,895      $22,163,379
                 =========        ===========      ========      ===========



NOTE: (1) The Company received proceeds from the sale of its Canadian properties of $1,200,000. The difference of $766,088 is due to accumulated depletion on the properties.

After capital expenditures and funds used in operations, the Company had cash of $5,027,638 at March 31, 2000. There is no credit facility with a financial institution or any other outstanding debt.

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

                                            PENDARIES PETROLEUM LTD.

Date:   May 12, 2000                         By:   /s/Bobby J. Fogle
                                               --------------------
                                                     Bobby J. Fogle
                                                     Vice President, Finance and
                                                     Chief Financial Officer