Form 10-Q
period 2000-06-30
PENDARIES PETROLEUM LTD
filed 2000-08-07
CIK 1058254

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

                                 (713) 355-2900

                                -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         The total number of shares of the registrant's Common Shares, no par value, outstanding on June 30, 2000, was 9,113,370.

                            PENDARIES PETROLEUM LTD.


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 2000
          (Unaudited) and December 31, 2000....................................3

          Consolidated Statements of Operations and Deficit for the
          three and six months ended June 30, 2000 (Unaudited)
          With Comparative Figures for the Preceding Year......................4

          Consolidated Statements of Cash Flow for the
          six months ended June 30, 2000 (Unaudited)
          With Comparative Figures for the Preceding Year......................5

          Notes to Consolidated Financial Statements (Unaudited)...............6
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................10
  Item 3. Quantitative and Qualitative Disclosures About Market Risk........None


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................................None

  Item 2.  Changes in Securities and Use of Proceeds........................None

  Item 3.  Defaults Upon Senior Securities..................................None

  Item 4.  Submission of Matters to a Vote of Security Holders..............None

  Item 5.  Other Information................................................None

  Item 6.  Exhibits and Reports of Form 8-K.................................None


SIGNATURES....................................................................14

         PART I:


                     Item 1. FINANCIAL STATEMENTS

                            PENDARIES PETROLEUM LTD.
                           CONSOLIDATED BALANCE SHEETS

                      June 30, 2000 and December 31, 1999

                        (All figures are in U.S. dollars)






                                                                                  June 30,          December 31,
                                                                                    2000                1999
                                                                                    ----                ----
                       ASSETS                                                   (Unaudited)
                       ------

         CURRENT ASSETS
           Cash and cash equivalents                                            $   3,499,055    $      6,983,680
           Accounts receivable                                                          2,524              43,577
           Prepaid expenses and other assets                                          221,828             231,651
                                                                                -------------    ----------------

                                                                                    3,723,407           7,258,908
                                                                                -------------    ----------------
         PROPERTY AND EQUIPMENT
           Oil and gas properties, recorded under the full cost method
             Proved                                                                20,737,934          17,761,478
             Unproved                                                               2,626,003           2,565,343
           Furniture, fixtures and office equipment                                   233,660             172,517
           Accumulated depreciation, depletion and amortization                       (95,830)            (76,484)
                                                                                -------------    ----------------

                                         Net property and equipment                23,501,767          20,422,854
                                                                                -------------    ----------------

                                   Total assets                                  $ 27,225,174        $ 27,681,762
                                                                                =============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

           CURRENT LIABILITIES
              Accounts payable                                                  $          -      $        36,845
              Accrued liabilities                                                      21,143              40,962
                                                                                -------------    ----------------

                                    Total current liabilities                          21,143     $        77,807
                                                                                -------------    ----------------

            SHAREHOLDERS' EQUITY
              Common shares
                 Authorized, unlimited number of common shares
                 Issued 9,113,370 and 8,879,470 common shares, respectively        32,930,654          32,580,051
                 Retained Deficit                                                  (5,726,623)         (4,976,096)
                                                                                   -----------         ----------


                                   Total shareholders' equity                      27,204,031          27,603,955
                                                                                -------------       -------------

                                   Total liabilities and shareholders' equity   $  27,225,174        $ 27,681,762
                                                                                =============        ============

  The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                        (All figures are in U.S. dollars)
                                   (Unaudited)

                                                             For the                             For the
                                                           Three-Month                          Six-Month
                                                           Period Ended                        Period Ended
                                                             June 30,                            June 30,
                                                 --------------------------------- ---------------------------------
                                                      2000             1999             2000                 1999

                                                 ---------------- ---------------- --------------- -----------------
REVENUE
  Oil and gas revenue                            $           -    $        71,050  $        -      $       172,265
                                                 ---------------- ---------------- --------------- ----------------
EXPENSES
  Oil and gas operating expenses                             -             61,208              -           156,849
  General and administrative expenses                   448,134           381,357         840,283          757,277
  Depreciation, depletion and amortization               10,451            42,301          19,345           90,053
  Exchange (gain)/loss                                   22,617           (25,691)         28,982          (35,846)
                                                 ---------------- ---------------- --------------- ---------------
                                                 $      481,202    $      459,175   $     888,610  $       968,333
                                                 ---------------- ---------------- --------------- ---------------
OTHER INCOME
  Interest income                                        59,757            76,036         138,083          164,599
                                                 ---------------- ---------------- --------------- ---------------

NET LOSS                                         $     (421,445)  $      (312,089)     $ (750,527)       $(631,469)
                                                 ==============   ===============  ==============  ===============
NET LOSS PER SHARE
  Basic                                          $         (.05)  $         (.04)  $         (.08) $          (.07)
                                                 ==============   ==============   ==============  ===============
  Fully diluted                                  $         (.05)  $         (.04)  $         (.08) $          (.07)
                                                 ==============   ==============   ==============  ===============



The accompanying notes are an integral part of these consolidated statements.

                            PENDARIES PETROLEUM LTD.
                            ------------------------

                       CONSOLIDATED STATEMENTS OF CASH FLOW
                       ------------------------------------

                                   (Unaudited)

                        (All figures are in U.S. dollars)

                                                                                    For the           For the
                                                                                   Six-Month         Six-Month
                                                                                 Period Ended       Period Ended
                                                                                   June 30,           June 30,

                                                                                     2000              1999
                                                                                     -----             ----

        CASH FLOW FROM OPERATING ACTIVITIES
           Net loss                                                           $  (750,527)      $   (631,469)
           Items not affecting cash
             Depreciation, depletion and amortization                              19,345             90,053
             Changes in non-cash working capital items-
               Accounts receivable                                                 41,053            (42,561)
               Accounts payable                                                   (36,845)            (7,227)
               Accrued liabilities                                                 10,181            (48,820)
               Prepaid expenses and other assets                                    9,823            (44,202)
                                                                                    -----            -------
                           Net cash used in operating activities                 (706,970)          (684,226)
                                                                                 --------           --------

        CASH FLOW USED IN INVESTING ACTIVITIES
           Net additions to proved and unproved oil and gas
              properties                                                       (3,037,116)          (507,261)
           Additions to furniture, fixtures and office equipment
                                                                                  (61,143)               557
                                                                                ---------       ------------
                           Net cash used in investing activities               (3,098,259)          (506,704)

        CASH FLOW FROM FINANCING ACTIVITIES
           Net proceeds from exercise of common stock options                     320,604             50,000

                           Net cash provided by financing activities              320,604             50,000
                                                                                ---------       ------------

        DECREASE IN CASH AND CASH EQUIVALENTS                                  (3,484,625)        (1,140,930)


        CASH AND CASH EQUIVALENTS, beginning of period                          6,983,680          7,873,280
                                                                               ----------       ------------

        CASH AND CASH EQUIVALENTS, end of period                              $ 3,499,055       $  6,732,350
                                                                               ==========       ============

 The accompanying notes are an integral part of these consolidated statem

                            PENDARIES PETROLEUM LTD.
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2000
                                  -------------

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

     The consolidated interim financial statements included herein have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim period pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are presented on a basis consistent with annual audited consolidated financial statements. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 1999 filed with the SEC.

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


3.   OIL AND GAS PROPERTIES - ALBERTA, CANADA
     ----------------------------------------

     In November 1996, the Company purchased an interest in three producing oil and gas properties located in Alberta, Canada for $1,966,088. In November 1999, Pendaries sold all of its interest in the Alberta properties for approximately $1,200,000, which approximated its book value. The Company will use the proceeds to partially fund exploration and development activities in the two core Bohai Bay blocks.

4.   OIL AND GAS PROPERTIES - CHINA
     ------------------------------

     At the end of 1998, the Company owned an interest in five oil and gas exploration petroleum contracts covering blocks in the Gulf of Bohai and the Pearl River Mouth Basin of the South China Sea. A wholly-owned subsidiary of Kerr-McGee serves as the operator of all five blocks. The Company, the operator, and in one concession an additional partner, as owners of the working interests, serve as the foreign contractors under these petroleum contracts. In addition, a Chinese government company serves as the Chinese counter party to each petroleum contract. For each block covered by a petroleum contract, the foreign contractors maintain an operating agreement among themselves for handling the operational issues. During 1999 the Company and the operator decided to concentrate its resources and efforts on the two primary blocks in the Bohai Bay which have exhibited the most potential for success, Block 04/36 and Block 05/36. As a result, the Company and the operator relinquished the other two smaller blocks in the Bohai Bay and the block in the South China Sea.

     Originally three companies held interests in Block 04/36. Effective September 1, 1999, Murphy Exploration & Petroleum Company ("Murphy"), which owned a 45% interest in Block 04/36, dropped out of the block. This allowed Pendaries and Kerr-McGee, the two remaining foreign contractors, to pick up Murphy's interest without cost, other than the obligation to pay the increased proportional shares of prospect expenses. As a result, the Company increased its proportionate interest from 10% to 18.2%. The operator, Kerr-McGee, increased its proportionate interest from 45% to 81.8%. Thus, the Company and the operator are the only foreign contractors under the petroleum contract for Block 04/36. The China National Offshore Oil Corporation, or CNOOC, is the Chinese counter party under the contract.

     In Block 05/36, Pendaries owns a 15% interest, the operator owns a 50% interest, and Newfield Exploration Company, another U.S. independent oil and gas company, owns the remaining 35% interest. CNOOC is the Chinese counter party under this petroleum contract as well.

     Oil and gas exploration in the two Bohai Bay blocks are governed by separate petroleum contracts. The table below provides details on the Company's interest in each of each of these two concessions.

Block        Pendaries  Original  Current    Concession           End of
             Interest   Acreage   Acreage       Date         Exploration Period
--------------------------------------------------------------------------------

04/36 Block   18.2%     560,000   420,000    August 1994       August 2001
05/36 Block   15.0%     416,000   312,000   January 1996      January 2003

     In each block, CNOOC has the option to obtain as much as a 51% working interest during the development and production periods by paying its proportionate share of the development and operating costs and receiving its proportionate share of oil and gas production. Although the foreign contractors bear 100% of the exploration costs, they receive up to a 68% share of the oil and gas produced, (rather than the 45% share that they would otherwise be entitled to) until they have recovered these exploration costs.

5.   RELINQUISHMENT
     --------------

     At the end of phase one of the exploration period, the foreign contractors must relinquish 25% of the contract area acreage, excluding the development and/or production areas. At the end of phase two of the exploration period, the foreign contractors must relinquish 25% of the remaining contract area acreage, excluding the development and/or production areas. At the end of phase three of the exploration period, the foreign contractors must relinquish all contract areas not under development or production. After completion of all work and financial obligations, the foreign contractors may relinquish their entire interest in any block at the end of its exploration period.

     Due to the extensive exploration efforts expended on Block 04/36, at the beginning of the second phase, CNOOC did not require relinquishment of 25% of the contract area. The second phase continued until August 1999. Upon entry into the third phase in September 1999, the foreign contractors relinquished 25% of the contract area acreage.

     In March 1999, the foreign contractors entered into phase two on Block 05/36 and relinquished 25% of the contract area acreage. We do not believe that the potential for production on either block was harmed by the relinquishment of the contract areas.

6.   COMMON SHARES
     -------------
     Issuance of Stock Options
     -------------------------

     On March 9, 1999, certain outside directors of the Company were granted stock options for a total of 84,500 common shares. The exercise price is U.S. $0.59 per common share and the options expire on March 9, 2004. No stock options were granted in the first quarter of 2000.

     On April 20, 2000, certain directors, officers and employees of the Company were issued options to purchase an aggregate of 122,000 common shares. The exercise price is U.S. $2.00 per common share, the market price on the date of issuance, with an expiration date of April 20, 2005. No options were granted in the comparable period for 1999.

     Issuance of Common Shares
     -------------------------

     On March 9, 1999, certain outside directors of the Company were granted 47,500 common shares as compensation, the value of which was U.S. $28,209. There were no such shares issued in the first quarter of 2000.

     On April 20, 2000, certain outside directors of the Company were issued 15,000 common shares as compensation valued at U.S. $2.00 per common share for a total of U.S. $30,000.

     No other compensatory shares were issued in 1999 or 2000.

     Stock Option Exercise and Cancellations
     ---------------------------------------

     On June 16, 2000, 25,900 Pendaries shares were exercised at an exercise price of Cdn. $0.90. Total proceeds to Pendaries from this exercise were U.S. $15,853.

     During the second quarter of 2000, 193,000 Sino-American options were exercised and exchanged for Pendaries shares with exercise prices ranging from U.S. $1.00 to U.S. $2.00. Total proceeds to the Company from these exercises were U.S. $304,750.

     As of June 30, 2000, 28,000 Sino-American options expired unexercised. After the above-mentioned exercises and expirations, 90,000 Sino-American options remain outstanding with an exercise price of U.S. $1.25 per share. These remaining options expire on August 17, 2000. As a result of the above-mentioned exercises and expirations, at June 30, 2000, the number of outstanding shares is 9,113,370 and the number of outstanding shares on a fully diluted basis is 9,801,470.

7.   RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
  ---------------------------------------------------------------------------

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

     There were no material differences between Canadian GAAP and U.S. GAAP during the quarters and six months ended June 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere and with the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999:
------------------------------------------

The Company incurred a net loss of $421,445(.05 per share) and $312,089 (.04 per share) for the quarters ended June 30,2000 and 1999, respectively. The $109,356 increase in net loss was a result of the following:

Oil and gas revenue from the Company's properties located in Alberta, Canada of $71,050 in the second quarter ended June 30, 1999 was zero for the same period in 2000 due to the sale of these oil and gas properties in November of 1999. Oil and gas operating expenses of $61,208 for the second quarter of 1999 were zero for the same period in 2000 for the same reason.

General and administrative expense increased from $381,357 in the second quarter of 1999 to $448,134 in the second quarter of 2000. The $66,777 increase was due to outside professional costs, primarily a separate company audit of Pendaries' wholly owned subsidiary, Sino-American Energy Corporation, for the years 1994-1999 which was required by the Chinese taxing authorities. There was no similar audit expense for the comparable period in 1999.

Depreciation, depletion and amortization decreased by $31,850 from $42,301 in 1999 to $10,451 in 2000 due to the sale of the Canadian oil and gas properties.

The Company incurred an exchange loss of $22,617 for the three months ending June 30, 2000 as compared to an exchange gain of $25,691 in the same period of 1999 due to the strengthening of the U.S. dollar in relation to the Canadian dollar in the 2000 period.

Interest income decreased by $16,279 from $76,036 in the second quarter of 1999 to $59,757 in the second quarter of 2000. The decrease was due to the reduction of cash available for investment in the 2000 period.

Six Months Ended June 30, 2000 and 1999:
----------------------------------------

The Company incurred a net loss of $750,527 (.08 per share) and $631,469 (.07 per share) for the six months ended June 30, 2000 and 1999, respectively. The $119,058 increase in net loss was due to the following:

Oil and gas revenue from the Company's properties located in Alberta, Canada of $172,265 for the six months ended June 30, 1999 was zero for the same period in 2000 due to the sale of the Canadian properties in November of 1999. For the same reason, oil and gas operating expenses of $156,849 for the six months ended June 30, 1999 were zero for the same period in 2000.

General and administrative expense increased from $757,277 in the first six months of 1999 to $840,283 for the comparable period of 2000. The $83,006 increase was primarily due to increased outside professional costs, principally the separate company audit of Sino-American Energy Corporation discussed above.

Depreciation, depletion and amortization decreased by $70,708 from $90,053 in 1999 to $19,345 in 2000 due to the sale of the Canadian oil and gas properties in November 1999.

The Company incurred an exchange loss of $28,982 for the six months ended June 30, 2000 as compared to an exchange gain of $35,846 for the same period in 1999 as a result of the strengthening of the U.S. dollar against the Canadian dollar in the 2000 period.

Interest income decreased by $26,516 from $164,599 in the second quarter of 1999 to $138,083 in the second quarter of 2000. The decrease was due to the reduction of cash available for investment in the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

From inception(July 5, 1994) the Company's equity transactions by year are shown below. Of the total, $31,378,364 represents cash raised by issuance of common equity, $1,325,000 represents oil and gas properties paid for by issuance of common equity, and $227,290 represents services paid for by issuance of common equity.


                  Common
                   Share        Exercise of       Exercise of
    Period        Equity         Warrants           Options           Total
    ------        ------         --------           -------           -----

     1995       $ 3,287,500     $      -        $       -        $  3,287,500
     1996        22,812,658            -            20,000         22,832,658
     1997            68,000         944,488      5,196,115          6,208,603
     1998           131,081            -            42,000            173,081
     1999            28,209            -            50,000             78,209
 Yr to Date 2000     30,000            -           320,603            350,603
                -----------     -----------     ----------     --------------
      Totals    $26,357,448     $   944,488     $5,628,718       $ 32,930,654
                ===========        ========     ==========       ============


During the same periods, the Company incurred capital expenditures as follows:

                   Oil and Gas    Oil and Gas    Furniture,
                   Properties     Properties    Fixtures and
   Period            Canada         China         Equipment          Total
   ------            ------         -----         ---------          -----
    1995          $     -        $ 3,597,631     $  59,758       $  3,657,389
    1996            1,966,088      2,981,853        62,613          5,010,554
    1997                -          7,739,641       105,286          7,844,927
    1998                -          4,843,827       (57,719)         4,786,108
    1999           (1,966,088)(1)  1,163,869        (2,579)          (804,798)
 Yr to Date 2000        -          3,037,116        66,301          3,103,417
                   ----------    -----------     ---------        -----------
      Totals      $     -        $23,363,937     $ 233,660        $23,597,597
                  ===========    ===========     =========        ===========

           (1) The Company received proceeds from the sale of its Canadian properties of $1,200,000. The difference of $766,088 is due to accumulated depletion on the properties.

After capital expenditures and funds used in operations, the Company had cash of approximately $3.5 million at June 30, 2000. The Company has no credit facility with any financial institution or any other outstanding debt. We expect the cash on hand at June 30,2000, to be sufficient to meet cash calls for exploration in the Bohai Bay through most of the fourth quarter of 2000. Prior to the end of 2000, the Company will be required to raise additional capital in order to meet its cash calls for exploration and development expenditures in the Bohai Bay, China.

Management currently estimates that the Company will need $10.2 million for pre-production exploration drilling and seismic costs (with first production currently expected in the second quarter of 2002), plus another $10.0 million for pre- production development drilling and construction of production facilities anticipated to be spent from the second quarter of 2001 through the first quarter of 2002. During these same periods, the Company expects to incur general and administrative costs of approximately $2.6 million. Management is actively pursuing various alternatives for raising the required capital. Management believes that it will be successful in its efforts.

We anticipate focusing most of our expenditures during the next year on the three oil fields discovered to date (the 11-1 field in Block 04/36, the 12-1 field in Block 05/36, and the 2-1 field in Block 04/36) in order to speed the declaration of commerciality and the commencement of development drilling and construction of production facilities on both the 11-1 and 12-1 fields during the second and third quarters of 2001. Once production begins, management believes that it will be able to secure any additional capital needed through conventional debt financing, for which it hopes to have a commitment in place during the first half of 2001. After 2003 the Company believes that all capital costs in the Bohai Bay and its general and administrative expenses can be funded from internal cash flow.



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------------

The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sources of future capital, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expert," "predict," "anticipate, " "projected, " "should, " "assume, " "believe, " or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

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

                                               PENDARIES PETROLEUM LTD.

Date:   July 7, 2000                           By:  /s/Bobby J. Fogle
                                                    --------------------
                                                       Bobby J. Fogle
                                                    Vice President, Finance and
                                                    Chief Financial Officer