Form 10-Q
period 2000-09-30
PENDARIES PETROLEUM LTD
filed 2000-10-31
CIK 1058254

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                  (Mark One)

          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            ----------------------

                          Commission File No. 1-14754

                            ----------------------

                           PENDARIES PETROLEUM LTD.
            (Exact name of registrant as specified in its charter)

                            ----------------------

                       PROVINCE OF NEW BRUNSWICK, CANADA
                (State of other jurisdiction of incorporation)

       Internal Revenue Service - Employer Identification No. 52-2051576

                8 Greenway Plaza, Suite 910, Houston, TX 77046
                                (713) 355-2900

                            ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subjected to such filing requirements for the past 90 days. Yes [X] No [_]

     The total number of shares of the registrant's Common Shares, no par value, outstanding on September 30, 2000 was 9,225,970.

                           PENDARIES PETROLEUM LTD.
                           ------------------------

PART I - FINANCIAL INFORMATION                                                            PAGE
                                                                                          ----

     Item 1.  Financial Statements
              Consolidated Balance Sheets as of September 30, 2000
              (Unaudited) and December 31, 1999........................................    3

              Consolidated Statements of Operations and Deficit for
              the three and nine months ended September 30, 2000 (Unaudited)
              With Comparative Figures for the Preceding Year..........................    4

              Consolidated Statements of Cash Flow for the
              nine months ended September 30, 2000 (Unaudited)
              With Comparative Figures for the Preceding Year..........................    5

              Notes to Consolidated Financial Statements (Unaudited)...................    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................    11

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............   None


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................................    16

     Item 2.  Changes in Securities and Use of Proceeds................................    16

     Item 3.  Defaults Upon Senior Securities..........................................    16

     Item 4.  Submission of Matters to a Vote of Security Holders......................    16

     Item 5.  Other Information........................................................    16

     Item 6.  Exhibits and Reports on Form 8-K.........................................    16


SIGNATURES.............................................................................    17

           Item 1.           FINANCIAL STATEMENTS

                           PENDARIES PETROLEUM LTD.
                           ------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   September 30, 2000 and December 31, 1999
                   ----------------------------------------
                       (All figures are in U.S. dollars)

                                                                 September 30,   December 31,
                                                                     2000           1999
                                                               ----------------  ------------
                                                                 (Unaudited)
               ASSETS
               ------

CURRENT ASSETS
 Cash and cash equivalents                                         $   897,764    $ 6,983,680
 Accounts receivable                                                         -         43,577
 Prepaid expenses and other assets                                      96,258        231,651
                                                                   -----------    -----------

                                                                       994,022      7,258,908
                                                                   -----------    -----------
PROPERTY AND EQUIPMENT
 Oil and gas properties, recorded under the full cost method
     Proved                                                         22,824,526     17,761,478
     Unproved                                                        2,626,003      2,565,343
 Furniture, fixtures and office equipment                              233,660        172,517
 Accumulated depreciation, depletion and amortization                 (106,683)       (76,484)
                                                                   -----------    -----------

     Net property and equipment                                     25,577,506     20,422,854
                                                                   -----------    -----------

     Total assets                                                  $26,571,528    $27,681,762
                                                                   ===========    ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                  $   109,049    $    36,845
 Accrued liabilities                                                    33,211         40,962
                                                                   -----------    -----------

       Total current liabilities                                       142,260         77,807
                                                                   -----------    -----------

SHAREHOLDERS' EQUITY
 Common shares
  Authorized, unlimited number of common shares
  Issued 9,225,970 and 8,879,470 common shares, respectively        33,056,488     32,580,051
  Retained deficit                                                  (6,627,220)    (4,976,096)
                                                                   -----------    -----------

       Total shareholders' equity                                   26,429,268     27,603,955
                                                                   -----------    -----------

       Total liabilities and shareholders' equity                  $26,571,528    $27,681,762
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

                           PENDARIES PETROLEUM LTD.
                           ------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                       (All figures are in U.S. dollars)
                                  (Unaudited)

                                                    For the                       For the
                                                  Three-Month                   Nine-Month
                                                 Period Ended                  Period Ended
                                                 September 30,                 September 30,
                                              -----------------------    -------------------------
                                                  2000        1999            2000        1999
                                              ------------ ----------    ------------- -----------
REVENUE
    Oil and gas revenue                         $        -  $ 149,726    $         -    $  321,796
                                              ------------- ----------    -----------  ------------

EXPENSES
    Oil and gas operating expenses                       -     56,145              -       213,031
    General and administrative expenses            357,324    319,021      1,197,541     1,075,100
    Depreciation, depletion and amortization        10,853     50,323         30,199       140,374
    Capital raising costs                          550,632          -        550,632             -
    Exchange (gain) / loss                           6,008     (4,058)        35,018       (38,721)
                                              ------------- ----------    -----------  ------------
                                                 $ 924,817  $ 421,431    $ 1,813,390    $1,389,784
                                              ------------- ----------    -----------  ------------
OTHER INCOME
    Interest income                                 24,220     76,478        162,266       241,292
                                              ------------- ----------    -----------   -----------

NET LOSS                                         $(900,597) $(195,227)   $(1,651,124)   $ (826,696)
                                              ============= ==========   ============   ===========
NET LOSS PER SHARE
   Basic                                         $    (.10) $    (.02)   $      (.18)   $     (.09)
                                              ============= ==========   ============   ===========
   Fully diluted                                 $    (.10) $    (.02)   $      (.18)   $     (.09)
                                              ============= ==========   ============   ===========



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

                                                                   For the            For the
                                                                 Nine-Month          Nine-Month
                                                                Period Ended        Period Ended
                                                                September 30,      September 30,
                                                                    2000                1999
                                                               --------------     ---------------
CASH FLOW FROM OPERATING ACTIVITIES
 Net loss                                                          $(1,651,124)    $  (826,696)
 Items not affecting cash
   Depreciation, depletion and amortization                             30,199         140,374
   Directors' share compensation                                        30,000               -
   Changes in non-cash working capital items --
    Accounts receivable                                                 43,577         (80,382)
    Accounts payable                                                    72,204          (5,454)
    Accrued liabilities                                                 (7,751)        (53,069)
    Prepaid expenses and other assets                                  135,393         (14,297)
                                                                   -----------     -----------

         Net cash used in operating activities                      (1,347,502)       (839,524)
                                                                   -----------     -----------

CASH FLOW USED IN INVESTING ACTIVITIES
 Net additions to proved and unproved oil and gas properties        (5,123,708)       (797,385)
 Additions to furniture, fixtures and office equipment                 (61,143)            557
                                                                   -----------     -----------

         Net cash used in investing activities                      (5,184,851)       (796,828)
                                                                   -----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES
 Net proceeds from exercise of common stock options                    446,437          50,000
                                                                   -----------     -----------

         Net cash provided by financing activities                     446,437          50,000
                                                                   -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                               (6,085,916)     (1,586,352)

CASH AND CASH EQUIVALENTS, beginning of period                       6,983,680       7,873,280
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, end of period                           $   897,764     $ 6,286,928
                                                                   ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.

                           PENDARIES PETROLEUM LTD.
                           ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2000
                               ------------------
                                  (Unaudited)
                       (All figures are in U.S. dollars)


1.   SUBSEQUENT EVENTS
     -----------------

     Effective October 13, 2000, the Company entered into a definitive agreement with Ultra Petroleum Corp. ("Ultra") pursuant to which Ultra proposes to acquire all of the outstanding common shares of Pendaries in exchange for common shares of Ultra. Upon completion of the transaction, Pendaries will become a wholly-owned subsidiary of Ultra and existing Pendaries shareholders will own approximately 21% of the outstanding shares of Ultra after the transaction.

     Under the agreement, Ultra will issue 1.58 shares of its common stock for each one share of Pendaries common stock. Based on the number of Pendaries common shares outstanding (including 264,500 outstanding in-the-money Pendaries stock options), Ultra will issue an aggregate of approximately 15 million shares of its common stock to the holders of Pendaries common stock. The average closing price of Ultra's shares on the Toronto Stock Exchange ("TSE") for the 10 days prior to the signing of the agreement was U.S. $2.64 and the average closing price of Pendaries' shares on the American Stock Exchange ("AMEX") for the preceding 10 days prior to the signing of the agreement was U.S. $3.18. Ultra will continue to be listed on the TSE after the closing. Ultra has applied to be listed on the AMEX, but there can be no assurance that Ultra's application will be accepted. Listing on AMEX is not a condition to closing the arrangement.

     In conjunction with this agreement, but not conditional upon its closing, Ultra has provided a U.S. $5.0 million line of credit to Pendaries' subsidiary, Sino-American Energy Corporation ("Sino-American"). The line of credit bears interest at the prime rate of Bank One, Texas N. A. The credit facility is fully guaranteed by Pendaries and secured by all of the stock of Sino-American. Under the terms of the credit facility, any amounts borrowed by Sino-American must be repaid by December 31, 2001 unless extinguished by an earlier closing of the arrangement with Ultra.

     Following completion of the arrangement, the senior management of Ultra will consist of Michael Watford as Chairman, CEO and President, Bobby Fogle (currently Pendaries' Vice-President, Finance) as Vice-President, Accounting and Fox Benton, III as Vice-President, Finance. In addition, upon completion of the arrangement, Robert Rigney will be appointed as a director of Ultra, and at the next meeting of Ultra shareholders following completion of the arrangement, a second current member of our board of directors will be nominated for election as a director of Ultra. Mr. Rigney will also serve as a consultant to Ultra.

     The transaction will be completed pursuant to a plan of arrangement (the "Arrangement") which must be approved by The Court of Queen's Bench of New Brunswick, Canada. The transaction is subject to customary conditions, including approval of the shareholders of both Pendaries and Ultra, and is expected to close in early 2001. A proxy circular in respect of the Pendaries shareholders' meeting is expected to be mailed to shareholders following clearance by the U. S. Securities and Exchange Commission later this year. Ultra has agreed to hold its shareholders' meeting on or before December 15, 2000.

     During the course of the nine months ended September 30, 2000, the Company incurred $550,632 in costs associated with its financing efforts, the share exchange agreement and line of credit agreement with Ultra. The Company's financing efforts included an extensive effort to raise capital through a private placement of equity as well as the preparation of the documents for a shareholders' rights offering. When the decision was made to enter into an arrangement agreement with Ultra, all such costs were expensed.

     The Company's future success is dependent upon securing additional financing to fund its exploration program and operations. The inability to obtain additional financing would substantially impact the Company's ability to continue as a going concern. While Pendaries expects to close the transaction with Ultra in early 2001, the Company has been informed by Arthur Andersen LLP, its independent public accountants, that if the transaction does not close before the Company files its December 31, 2000 financial statements and is unable to secure additional financing, their report on those statements will include an explanatory paragraph expressing uncertainty regarding the Company's ability to continue as a going concern.

2.   NATURE OF OPERATIONS
     --------------------

     Pendaries Petroleum Ltd. ("Pendaries" or "the Company"), a New Brunswick, Canada corporation, is a holding company whose primary interests are in exploration, development and production of oil and gas properties in the People's Republic of China.

3.   NATURE OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
     ------------------------------------------------------

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

     The Company's registration statement filed on Form 20-F was declared effective by the U.S. SEC in June 1998. This permitted the Company to list its common shares for trading on the American Stock Exchange.

4.   OIL AND GAS PROPERTIES - ALBERTA, CANADA
     ----------------------------------------

     In November 1996, the Company purchased an interest in three producing oil and gas properties located in Alberta, Canada for $1,966,088. In November 1999, Pendaries sold all of its interest in the Alberta properties for approximately $1,200,000, which approximated its book value. The Company used the proceeds to partially fund exploration and development activities in its two core Bohai Bay blocks.

5.   OIL AND GAS PROPERTIES - CHINA
     ------------------------------

     At the end of 1998, the Company owned an interest in five oil and gas petroleum contracts covering blocks in the Gulf of Bohai and the Pearl River Mouth Basin of the South China Sea. A wholly-owned subsidiary of Kerr-McGee is the operator of all five blocks. The Company, the operator, and in one concession an additional partner, as owners of the working interests, serve as the foreign contractors under these petroleum contracts. In addition, a Chinese government company serves as the Chinese counter party to each petroleum contract. For each block covered by a petroleum contract, the foreign contractors maintain an operating agreement among themselves for handling the operational issues. During 1999 the Company and the operator decided to concentrate their resources and efforts on the two primary blocks in the Bohai Bay which have exhibited the most potential for success, Block 04/36 and Block 05/36. As a result, the Company and the operator relinquished the other two smaller blocks in the Bohai Bay and the block in the South China Sea.

     Originally three companies held interests in Block 04/36. Effective September 1, 1999, Murphy Exploration & Production Company ("Murphy"), which owned a 45% interest in Block 04/36, dropped out of the block. This allowed Pendaries and Kerr-McGee, the two remaining foreign contractors, to pick up Murphy's interest without cost, other than the obligation to pay their increased proportional shares of prospect expenses. As a result, the Company increased its proportionate interest from 10% to 18.2%. The operator, Kerr-McGee, increased its proportionate interest from 45% to 81.8%. Thus, the Company and the operator are the only foreign contractors under the petroleum contract for Block 04/36. The China National Offshore Oil Corporation, or CNOOC, is the Chinese counter party under the contract.

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

     Block          Pendaries   Original  Current   Concession     End of
                     Interest   Acreage   Acreage      Date      Exploration
                                                                   Period
     ------------------------------------------------------------------------
     04/36 Block         18.2%   560,000  454,000     August        August
                                                  1994          2001
     05/36 Block         15.0%   416,000  312,000  January       January
                                                  1996          2003

     In each block, CNOOC has the option to obtain as much as a 51% working interest during the development and production periods by paying its proportionate share of the development and operating costs and receiving its proportionate share of oil and gas production. Although the foreign contractors bear 100% of the exploration costs, they receive up to a 68% share of the oil and gas produced (rather than the 45% share that they would otherwise be entitled to) until they have recovered these exploration costs.

     Block 04/36 contains the discovery field, the CFD 2-1, on which one exploration and three successful appraisal wells were drilled in 1996 and 1997. In addition, a successful discovery well was drilled on the CFD 11-1 field in late 1999 and was followed by two successful appraisal wells in early 2000. On block 05/36, one field, the CFD 12-1, has been discovered to date. The successful discovery well was drilled in mid 2000 and was followed by a successful appraisal well in the third quarter of 2000.

     3-D seismic has been shot over the CFD 2-1 field and is currently being shot over an area which covers both the CFD 11-1 and the CFD 12-1 fields, as well as nine other prospects in the area. After the 3-D seismic data is analyzed (expected to be finished in the first quarter of 2001), the Company and its partners plan to drill 8 to 15 wells in 2001.

6.   RELINQUISHMENT
     --------------

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

     Due to the extensive exploration efforts on Block 04/36, at the beginning of the second phase, CNOOC did not require relinquishment of 25% of the contract area. The second phase continued until August 1999. Upon entry into the third phase in September 1999, the foreign contractors relinquished 25% of the contract area acreage. On March 16, 2000, approximately 34,000 acres were added back to the block in an area where the block line had divided a prospect.

     In March 1999, the foreign contractors entered into phase two on Block 05/36 and relinquished 25% of the contract area acreage. Management does not believe that the potential for production on either block was harmed by the relinquishment of the contract areas.

     The Company anticipates that block 04/36 will go into the development phase once the exploration period ends and that CNOOC will approve the development plan. The Company believes the foreign contractors will have met all the exploration commitments on block 04/36 before the exploration period expires.

7.   COMMON SHARES
     -------------

     Issuance of Stock Options
     -------------------------

     On March 9, 1999, certain outside directors of the Company were granted stock options for a total of 84,500 common shares. The exercise price was $.59 per common share and the options expire on March 9, 2004. On April 20, 2000, certain directors, officers and employees of the Company were issued options to purchase an aggregate of 122,000 common shares. The exercise price was $2.00 per common share, the market price on the date of issuance, with an expiration date of April 20, 2005.

     No stock options were granted in the third quarter of 1999 or 2000.

     Issuance of Common Shares
     -------------------------

     On March 9, 1999, certain outside directors of the Company were issued 47,500 common shares as compensation, the value of which was $28,209. On April 20, 2000, certain outside directors of the Company were issued 15,000 common shares as compensation valued at $2.00 per common share for a total of U.S. $30,000.

     No compensatory shares were issued in the third quarter of 1999 or 2000.

     Stock Option Exercise and Cancellations
     ----------------------------------------

     In the third quarter of 2000, 90,000 Sino-American options with an exercise price of $1.25 were exercised. As of September 30, 2000, 28,000 Sino-American options expired unexercised. After these exercises and expirations, no Sino-American options remain outstanding. Also in the third quarter of 2000, 22,600 Pendaries options were exercised with an exercise price of $.59. At September 30, 2000, the number of outstanding shares was 9,225,970 and the number of outstanding shares on a fully diluted basis was 9,801,470. Of the 575,500 options outstanding, 264,500 are in-the-money with exercise prices ranging from $.59 to $2.00.

8.   RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
     ------------------------------------------------------------------------

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

     There were no material differences between Canadian GAAP and U.S. GAAP during the quarters and nine months ended September 30, 2000 and 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements included elsewhere in this report and with the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999:

The Company incurred a net loss of $900,597 ($.10) and $195,227 ($.02) for the quarters ended September 30, 2000 and 1999, respectively. The $705,370 increase in net loss was a result of the following:

Oil and gas revenue from the Company's properties located in Alberta, Canada of $149,726 in the third quarter of 1999 was zero for the same period in 2000 due to the sale of these oil and gas properties in November of 1999. Oil and gas operating expenses of $56,145 for the third quarter of 1999 were zero for the same period in 2000 for the same reason.

General and administrative expense increased from $319,021 in the third quarter of 1999 to $357,324 in the third quarter of 2000. The $38,303 increase was mainly due to outside professional costs and losses on currency transactions.

Depreciation, depletion and amortization decreased by $39,470 from $50,323 in 1999 to $10,853 in 2000 due to the sale of the Canadian oil and gas properties.

During the course of the three months ended September 30, 2000, the Company incurred $448,137 in costs associated with its financing efforts, the share exchange agreement and line of credit agreement with Ultra. The Company's financing efforts included an extensive effort to raise capital through a private placement of equity as well as the preparation of the documents for a shareholders' rights offering. When the decision was made to enter into a share exchange agreement with Ultra, all such costs, in addition to $102,495 from the second quarter of 2000, were expensed. There were no such costs in 1999.

The Company incurred an exchange loss of $6,008 for the three months ending September 30, 2000 as compared to an exchange gain of $4,058 in the same period of 1999 due to the strengthening of the U.S. dollar in relation to the Canadian dollar in the 2000 period.

Interest income decreased by $52,258 from $76,478 in the third quarter of 1999 to $24,220 in the third quarter of 2000. The decrease was due to the reduction of cash available for investment in the 2000 period.

Nine Months Ended September 30, 2000 and 1999:

The Company incurred a net loss of $1,651,124 ($.18) and $826,696 ($.09) for the nine months ended September 30, 2000 and 1999, respectively. The $824,428 increase in net loss was due to the following:

Oil and gas revenue from the Company's properties located in Alberta, Canada of $321,796 for the nine months ended September 30, 1999 was zero for the same period in 2000 due to the sale of these Canadian properties in November of 1999. For the same reason, oil and gas operating expenses of $213,031 for the nine months ended September 30, 1999 were zero for the same period in 2000.

General and administrative expense increased from $1,075,100 in the first nine months of 1999 to $1,197,541 for the comparable period of 2000. The $122,441 increase was due to increased outside professional costs.

Depreciation, depletion and amortization decreased by $110,175 from $140,374 in 1999 to $30,199 in 2000 due to the sale of the Canadian oil and gas properties in November 1999.

During the course of the nine months ended September 30, 2000, the Company incurred $550,632 in costs associated with its financing efforts, the share exchange agreement and line of credit agreement with Ultra. The Company's financing efforts included an extensive effort to raise capital through a private placement of equity as well as the preparation of the documents for a shareholders' rights offering. When the decision was made to enter into a share exchange agreement with Ultra, all such costs were expensed. There were no such costs in 1999.

The Company incurred an exchange loss of $35,018 for the nine months ended September 30, 2000 as compared to an exchange gain of $38,721 in the same period of 1999 as a result of the strengthening of the U.S. dollar against the Canadian dollar in the 2000 period.

Interest income decreased by $79,026 from $241,292 in the nine month period of 1999 to $162,266 in the same period of 2000. The decrease was due to the reduction of cash available for investment in the 2000 period.

LIQUIDITY AND CAPITAL RESOURCES

From inception (July 5, 1994) the Company's equity transactions by year are shown below. Of the total, $31,504,198 represents cash raised by issuance of common equity, $1,325,000 represents oil and gas properties paid for by issuance of common equity, and $227,290 represents services paid for by issuance of common equity.

                                Common
                                 Share     Exercise of  Exercise of
Period                          Equity      Warrants      Options       Total
----------------------------  -----------  -----------  -----------  -----------
1995                          $ 3,287,500     $      -  $        -   $ 3,287,500

1996                           22,812,658            -      20,000    22,832,658

1997                               68,000      944,488   5,196,115     6,208,603

1998                              131,081            -      42,000       173,081

1999                               28,209            -      50,000        78,209

Through September 30,
2000                               30,000            -     446,437       476,437
                              -----------     --------  ----------   -----------
    Totals                    $26,357,448     $944,488  $5,754,552   $33,056,488
                              ===========     ========  ==========   ===========

During the same periods the Company incurred capital expenditures as follows:

                        Canada                        Furniture,
                       Oil and           China         Fixtures
                         Gas          Oil and Gas        and
Period                Properties       Properties      Equipment     Total
------                ----------       ----------      ---------     -----

1995                  $        -      $ 3,597,631       $ 59,758   $  3,657,389

1996                   1,966,088        2,981,853         62,613      5,010,554

1997                           -        7,739,641        105,286      7,844,927

1998                           -        4,843,827        (57,719)     4,786,108

1999                  (1,966,088)/(1)/  1,163,869         (2,579)      (804,798)

Through September 30,
2000                           -        5,123,708         66,301      5,190,009
                      ----------      -----------       --------   ------------

          Totals     $         -      $25,450,529       $233,660   $ 25,684,189
                     ===========      ===========       ========   ============

         (1) The Company received proceeds from the sale of its Canadian properties of $1,200,000.
             The difference of $766,088 is due to accumulated depletion on the properties.

After capital expenditures and funds used in operations, the Company had cash of approximately $900,000 at September 30, 2000. In conjunction with the definitive agreement with Ultra, Ultra has provided a U.S. $5.0 million line of credit to the Company's subsidiary, Sino-American. The line of credit bears interest at the prime rate of Bank One, Texas N.A. The credit facility is fully guaranteed by the Company and secured by all of the stock of Sino-American. Under the terms of the credit facility, any amounts borrowed by Sino-American must be repaid by December 31, 2001 unless extinguished by an earlier closing of the share exchange with Ultra.

The Company anticipates that it will have access to the full $5.0 million provided under the line of credit from Ultra and it should be able to meet all of its commitments for capital expenditures and general and administrative expenses through the end of the first quarter of 2001, and possibly into the middle of the second quarter of 2001. If for some reason the share exchange and arrangement with Ultra were not to close, then the Company may be unable to find another source of capital to continue operations. If the Company finds any new capital source, that party would have to provide sufficient funds to fully pay off the Ultra line of credit. While Pendaries expects to close the transaction with Ultra in early 2001, the Company has been informed by Arthur Andersen LLP, its independent public accountants, that if the transaction does not close before the Company files its December 31, 2000 financial statements and is unable to secure additional financing, their report on those statements will include an explanatory fourth paragraph expressing uncertainty regarding the Company's ability to continue as a going concern.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") that are not historical facts, including, but not limited to, statements found in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements, as that term is defined in Section 21E of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such forward-looking statements may be or may concern, among other things, sources and adequacy of future capital, capital expenditures, drilling activity, acquisition plans and proposals and dispositions, development activities, cost savings, production efforts and volumes, hydrocarbon reserves, hydrocarbon prices, liquidity, regulatory matters and competition. Such forward-looking statements generally are accompanied by words such as "plan," "estimate," "expert," "predict," "anticipate," "projected," "should," "assumed," "believe," or other words that convey the uncertainty of future events or outcomes. Such forward-looking information is based upon management's current plans, expectations, estimates and assumptions and is subject to a number of risks and uncertainties that could significantly affect current plans, anticipated actions, the timing of such actions and the Company's financial condition and results of operations. As a consequence, actual results may differ materially from expectations, estimates or assumptions expressed in or implied by any forward-looking statements made by or on behalf of the Company. Among the factors that could cause actual results to differ materially are: lack of capital to meet the Company's commitments, fluctuations of the prices received or demand for the Company's oil and natural gas, the uncertainty of drilling results and reserve estimates, operating hazards, acquisition risks, requirements for capital, general economic conditions, competition and government regulations, as well as the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions referenced above, and the uncertainties set forth from time to time in the Company's other public reports, filings and public statements.

                          PART II -OTHER INFORMATION


Item 1.  Legal Proceedings - N/A

Item 2.  Changes in Securities - N/A

Item 3.  Defaults Upon Senior Securities - N/A

Item 4.  Submission of Matters to a Vote of Security Holders - N/A

Item 5.  Other information - N/A

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits

              (2)     Arrangement Agreement

              (10)-a  Credit Agreement

              (10)-b  Pledge Agreement

              (10)-c  Guaranty Agreement

              27      Financial Data Schedule

         6(b) Reports on Form 8-K

              Form 8-K - Date of earliest event reported October 13, 2000 -- Proposed Share Exchange with Ultra Petroleum Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PENDARIES PETROLEUM LTD.



Date: October 31, 2000                   By:    /s/ Bobby J. Fogle
                                            -----------------------------
                                         Bobby J. Fogle
                                         Vice President, Finance and
                                         Chief Financial Officer